Form 10QSB
period 1996-03-31
VOICE IT WORLDWIDE INC
filed 1996-05-15
CIK 103657

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:   March 31, 1996

              Commission File Number:       0-7796


                    VOICE IT WORLDWIDE, INC.
   (Exact Name of Registrant as Specified in its Charter)

          Colorado                          83-0203787
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identificaion Number)

2643 Midpoint Drive, Suite A
   Fort Collins, Colorado                       80525
(Address of principal                        (Zip Code)
  executive offices)

                              (970) 221-1705
    (Registrant's Telephone Number, Including Area Code)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing reqirements for the past 90 days.

     Yes     X      No

     Number of shares outstanding of the Issuer's Common Stock,
as of   March  31, 1996 was 5,054,802 shares of the Registrant's
common stock $.10 par value.


Part I-Financial Information

Item 1. Financial Statements

                    VOICE IT WORLDWIDE, INC.
                         Balance Sheets


                                                       (Unaudited)
                                          December 31,  March 31,
                                            1995           1996
                             Assets
Current assets
Cash and cash equivalents                  $251,321     $376,724
 Accounts receivable, net of
  allowance $173,165 (1995) and $188,654
  (1996) (Note 5)                         4,959,919    3,031,821
 Other receivables                          115,299        3,274
 Inventories (Note 3)                     3,512,245    3,383,772
 Prepaid expenses and other current assets  115,612      119,958
 Deferred offering costs                          -           -
                                          8,954,396    6,915,549
Tooling, furniture and equipment, net
of accumulated depreciation (Note 3)        254,677      306,752
Other assets (Note 3)                       463,327      511,705
Total assets                             $9,672,400   $7,734,006

              Liabilities and Stockholders' Equity
Current liabilities
Accounts payable                         $2,199,876     $956,665
Accrued liabilities (Note 3)                720,721      702,639
                                          2,920,597    1,659,304
Long-term debt (Notes 2 and 5)            3,060,701    2,455,649
Stockholders' equity (Note 7)
Common stock; $.10 par; 10,000,000
shares authorized; 5,054,802 issued
and outstanding (1995), and (1996)          505,480      505,480
Additional paid-in capital                5,364,910    5,364,910
Accumulated deficit                      (2,179,288)  (2,251,337)
                                          3,691,102    3,619,053
Total liabilities and stockholders'
 equity                                  $9,672,400   $7,734,006


                    VOICE IT WORLDWIDE, INC.
                    Statements of Operations
                          (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                             1995         1996
Sales - net                              $3,798,756  $2,761,927
Cost of sales                             2,180,723   1,702,269
Gross profit                              1,618,033   1,059,658

Operating expenses
 Administrative and general                 243,491     282,096
 Selling and marketing                      988,315     592,270
 Research and development                   225,760     180,930
   Total operating expenses               1,457,566   1,055,296

Net operating profit                        160,467       4,362

Other income (expense)
 Interest expense                           (3,241)    (77,015)
 Interest income                             34,273         604

Net income (loss) before income tax         191,499    (72,049)

Income tax (Note 4)                          19,150           -

Net income (loss)                          $172,349   $(72,049)

Net income (loss) per common share
 (Note 8)                                      $.04      $(.01)

Weighted average number of shares
 outstanding                              4,491,058   5,054,802

                   VOICE IT WORLDWIDE, INC.
                Statement of Stockholders; Equity
                          (Unaudited)
                                 Additional
                Common Stock      Paid-in  Accumulated
              Shares     Amount    Capital    Deficit      Total

Balance,
 December 31,
 1995        5,054,802  505,480  5,364,910 (2,179,288) 3,691,102

Net (loss) for
 the three
 months ended
 March 31,
 1996               -        -          -    (72,049)   (72,049)

Balance, March
31, 1996     5,054,802  505,480  5,364,910 (2,251,337) 3,619,053

                   VOICE IT WORLDWIDE, INC.
                    Statements of Cash Flow
                          (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                             1995         1996
Cash flows from operating activities
Net income (loss)                         $172,349     $(72,049)
 Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities
   Allowance for discounts and bad debts    25,989        15,489
   Depreciation and amortization            23,043        51,291
   Amortization of deferred loan costs           -         6,360
   Changes in current assets and
    liabilities
     Receivables                          (329,784)    2,024,634
     Prepaid expenses                      (51,574)       (4,346)
     Inventories                        (1,165,449)      128,473
     Accounts payable                    1,158,515    (1,243,211)
     Accrued liabilities                   279,610       (18,082)
       Cash (used in) provided by
        operating activities               112,699       888,559

Cash flows from investing activities
Other assets                               (28,089)      (74,423)
Acquisition of tooling, furniture
and equipment                              (94,880)      (83,681)
     Cash  used  in  investing activities (122,969)     (158,104)

Cash flows from financing activities
 Payments on line-of-credit - net             -         (605,052)
 Payment of stockholder appraisal rights    (4,213)         -
 Increase in deferred offering costs      (128,372)         -
      Cash used in financing activities   (132,585)     (605,052)

Net increase (decrease) in cash           (142,855)      125,403

Cash - beginning of period               2,002,981       251,321

Cash - end of period                    $1,860,126      $376,724

                    VOICE IT WORLDWIDE, INC.
                 Notes to Financial Statements
                          (unaudited)


Note 1 - Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference to the Voice It Worldwide, Inc.
Annual  Report  on  Form  10-KSB for  the  fiscal  year  ended
December 31, 1995.

The  statements  of operations, balance sheets,  stockholders'
equity  and  cash flows have not been audited  by  independent accountants, but in the opinion of the management, reflect all normal  recurring  adjustments and entries necessary  for  the
fair  presentation  of the operations  of  the  Company.   The
results  of operations for any quarter, and quarter-to-quarter trends,  are not necessarily indicative of the results  to  be expected for any future period.


Note 2 - Letter of Credit

The Company has an irrevocable standby letter of credit in the amount of $360,000. This letter of credit is required by a major supplier and has an expiration date of April 30,1996.
This letter of credit is secured by the Company's line of credit (Notes 5 and 6).


Note 3 - Selected Balance Sheet Information

                                   December 31,      March 31,
                                        1995              1996
Inventories
   Raw materials                      $1,194,821      $952,423
   Finished goods                      2,317,424     2,431,349
                                      $3,512,245    $3,383,772
 Tooling, furniture and equipment
   Office furniture and equipment       $111,797      $144,432
   Tooling and manufacturing
    equipment                            321,169       372,215
                                         432,966       516,647
Less accumulated depreciation          (178,289)     (209,895)
                                        $254,677      $306,752
Other assets
   Deferred loan costs - net of
    accumulated amortization of
    $2,119 in 1995 and $8,479 in 1996   $181,274      $174,914
   Product software development
    costs - net of accumulated amortization
    of $12,236 in 1996 and $0 in 1995    146,838       183,809
   Patent costs - net of accumulated
    amortization of $24,350 in 1995
    and $31,212 in 1996                  113,446       131,213
   Other                                  21,769        21,769
                                        $463,327      $511,705

                    VOICE IT WORLDWIDE, INC.
                 Notes to Financial Statements
                          (unaudited)

Note 3 - Selected Balance Sheet Information (continued)
Accrued liabilities

Payroll taxes                      $17,430         $0
Vacation                            24,751     23,872
Advertising                        533,055    542,223
Warranty                            88,707     91,427
Commissions                         47,836     24,653
Other                                8,942     20,464
                                  $720,721   $702,639


Note 4 - Income Taxes
The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1995, the Company had net operating loss carry forwards of approximately $2,034,000 which substantially expire in fiscal years 2009.


Note 5 - Long-Term Debt

                                         December 31,  March 31,
                                               1995       1996
$4,000,000 line of credit to a bank,
 interest at their "Base Rate" plus 3%,
 totaling 11.25 % at March 31, 1996,
 payable monthly, principal due on
 or before March 31, 1997.  Borrowings
 are collateralized by, and limited to
 a percentage of eligible accounts
 receivables, finished goods
 inventories and letters of credit as
 additional collateral (Note 6).         $610,701        $5,649

                    VOICE IT WORLDWIDE, INC.
                 Notes to Financial Statements
                          (unaudited)

Note 5 - Long-Term Debt (continued)

                                           December 31, March 31,
                                               1995       1996
8% convertible debenture, interest
 payable monthly, convertible into
 one share of common stock for
 each $2.625 of principal converted.
 Principal due November 1, 2002.
 Loan costs associated with this
 debenture were approximately $180,000,
 and are amortized over the life of
 the agreement resulting in an
 effective interest rate of 9%.
 Monthly principal redemption
 of one percent of the then
 outstanding balance begins in
 November, 1998.                        2,450,000     2,450,000

Less current portion                            -             -
Total long-term debt                   $3,060,701    $2,455,649


Note 6 - Related Party Transactions

As additional collateral for the line-of-credit (Note 5), the Company uses a letter-of-credit issued from an individual with the Company as beneficiary. The letter-of-credit can be drawn upon by the Company's bank if the Company is in default of the Credit and Security Agreement between the bank and the Company. The Company pays interest quarterly at the rate of 10% of the face amount of the letter-of-credit with a 5% premium on any amount that is drawn upon by the bank.
                    VOICE IT WORLDWIDE, INC.
                 Notes to Financial Statements
                          (unaudited)


Note 7 - Stockholders' Equity

Stock Options

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the
"Plans") pursuant to which officers, directors, employees and nonemployees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through March 31, 1996, the Company had granted 457,443 options with various vesting periods and an exercise price of between $1.56 and $3.00 per share. As of March 31, 1996, 241,110 granted options are vested with exercise prices ranging from $1.56 to $3.00. However, no options have been exercised.

Warrants

During 1995, the Company completed the sale of 648,880 units of its common stock. Each Unit consists of one unregistered share of its $.10 par value common stock and one-half of a detachable unregistered common stock purchase warrant (the "Warrant"). One Warrant entitles the holder thereof to purchase, at a price of $2.50, one share of unregistered Common Stock at any time until December 31, 1996 unless extended by the Company's Board of Directors. There were 324,440 warrants issued as part of the offering.

In  connection with the $2,450,000 convertible debenture  (Note
4), the Company issued 915,000 warrants (the "Debenture Warrants") to buy unregistered shares of the Company's common stock at an exercise price of $2.75 per share. These Debenture Warrants have a three year life and may be redeemed, after October 27, 1996, by the Company for $.05 per Debenture Warrant if the Company's common stock price reaches a $6.00 bid price for 20 consecutive trading days. In the first quarter, 1996, the Company also issued an additional 25,000 warrants to the debenture holder in exchange for a waiver of certain financial covenants. These additional warrants have basically the same terms and conditions as the Debenture Warrants.
                    VOICE IT WORLDWIDE, INC.
                 Notes to Financial Statements
                          (unaudited)


Note 7 - Stockholders' Equity (continued)

Warrants (continued)

In connection with the above private placement of common stock and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to the placement agents. Each warrant entitles the holder to purchase one unregistered share of common stock at any time from June, 1996 through June, 1999 at an exercise price of $2.75 per share


Note 8 - Earnings Per Share

Net income per common share is based on the weighted average number of common shares outstanding, inclusive of common stock equivalents computed using the modified treasury stock method. Common stock equivalents were not used in computing the loss per share for the first quarter of 1996, as their inclusion would have been anti-dilutive.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION

Overview

      Voice It Worldwide, Inc. ("Voice It") designs, develops and markets personal consumer electronics products which allow people to verbalize reminders and short messages for themselves and others without the need for pen and paper. Voice It products utilize computer chip technology to capture ideas, thoughts, reminders and messages, incorporating high quality recording with patent pending message management features.

      The Company's first product, the Voice It7 Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded to six models with recording capacities from 40 seconds to 4 minutes. Voice It Personal Note Recorders are about the size of a credit card and approximately 1/3 inch thick. Their compact size, portability and ease of use make them a convenient replacement for handwritten sticky notes, particularly at times and in places where handwriting is impractical. Unique, patent pending message management features make it easy to record multiple messages, play them and erase them when no longer needed.

      During the second half of 1995, the Company introduced its second product line, the Voice ItJ Message Center, a new product targeted toward interpersonal communications in the home and small office. Utilizing the same technology as the Personal Note Recorder, the Message Center has a total capacity of nearly three minutes of recording time, which can be used on any one of four channels designated by the user. Family members can easily leave messages for each other or set up categories for groceries or "to do" lists.

      The Company markets its products in the United States and internationally in Canada, Europe, Japan and the Middle East and has rapidly increased its sales from $144,000 in its first year of operations in 1993 to approximately $15.6 million for the year ended December 31, 1995. The Company added a significant number of new retail distribution points during 1995 including Target, May Department Stores, Circuit City, Best Buy, Dillards and others.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Overview (continued)


     Voice It products are now available in approximately 5,000 retail outlets in the United States. The products are available in a variety of distribution channels including department stores, mass merchants, office super stores, catalog showrooms, electronic specialty stores and direct mail catalogs.

   At  the  start  of  the  third quarter,  1995,  the  Company
invested   in  a  new  pricing strategy on  its  Personal  Note
Recorder line to broaden consumer demand, capture a significant market share, create a dominant retail shelf presence and deter low end competition in the marketplace. The Company lowered prices on its shorter run time units and introduced two new higher margin note recorders with capacities of three and four minutes. The Company's product line now offers consumers products at retail prices ranging from $29.99 to $89.95 making Voice It the only company to offer such a broad selection of products and prices. With the introduction of the two new higher margin models with recording capacities of three and four minutes, most retailers that were carrying only one Voice It model have added at least one additional model to their retail assortment while many have chosen to carry several models.

   Due to the pricing structure, the Company's gross margins as a percentage of sales declined to 30% during the third quarter of 1995. However, in conjunction with the price decrease, the Company implemented an aggressive cost reduction program designed to achieve improvement in gross margins through 1995 and 1996. Gross margins were 38% in the first quarter of 1996 compared to 30% in the third quarter of 1995 and 36% in the fourth quarter of 1995. The Company expects continued improvement of gross margins throughout 1996.

   While the pricing strategy directly impacted expenses and gross margins for 1995, management believes that it was necessary to achieve its goal of market dominance and to deter low end competition. Current independent market research shows that Voice It products have captured the dominant share of the emerging solid state recorder market. Voice It also had the highest retail sell-through in this category during a lackluster holiday season.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Overview (continued)

   During 1995, the Company research and development efforts resulted in the introduction of five new product entries, two in the first half of the year, and three in the second half of the year. These new products provided consumers with features not found on any products in the marketplace.
Research  and  development  is  continuing   its   efforts   to
focus on unique, patentable product features which can be added to the Company's note recorder product lines. The Company is currently preparing to introduce four new products during the second half of 1996. These products include two new note recorders with five and eight minutes of recording time as well as a new product line of solid state recorders with capacities of 15 and 30 minutes and enhanced product features.

Results of Operations

       The    following  table  sets  forth,  for  the  periods
indicated, items in the Statement of Operations expressed as a percentage of net sales:

                                        Three Months      Ended
                                   December 31,         March, 31,
                                      1995                1996
    Net    sales                    100.0%               100.0%
    Cost    of   sales               57.4                 61.6
       Gross    profit               42.6                 38.4
    Operating expenses
    Administrative   and    general   6.4                 10.2
    Selling    and   marketing       26.0                 21.4
    Research and development          6.0                  6.6
    Total operating expenses         38.4                 38.2
    Operating income                  4.2                  0.2
    Other   income   (expense),   net 0.8                 (2.8)
    Net   income   (loss)  before
     income   tax                     5.0                 (2.6)
    Income tax                        0.5                  0.0
    Net    income   (loss)            4.5%                (2.6)%


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Results of Operations (continued)

Three   Months  ended March 31, 1996 compared to  Three  Months
ended March 31, 1995

     Sales for the three months ended March 31, 1996 were $2,761,900 compared to $3,798,700 for the three months ended March 31, 1995. Although the Company experienced strong orders from its primary retail accounts during the first quarter, 1996, sales continue to be affected by the soft retail market, resulting in lower sales when compared with the first quarter, 1995. Additionally, the first quarter, 1995 sales benefited from three factors: 1) The Company shipped unfulfilled customer orders carried over from the fourth quarter of 1994; 2) as the Company expanded its retail distribution, there were initial shipments to approximately 1,000 new outlets; and 3) the Company introduced its 90-second Voice It note recorder into broad based distribution. Due to a continuation of the current retail market trend, the Company expects its second quarter sales will be comparable with first quarter. However, management expects improvement during the second half of 1996 as seasonality combines with the Company's introduction of four new products.

  Cost of sales for the first quarter ended March 31, 1996 decreased to $1,702,300 or 61.6% of net sales from $2,180,723 or 57.4% of net sales during the first quarter of 1995. The dollar decrease is due to the corresponding decrease in unit sales. However, as a percentage of net sales, cost of sales increased due to the decrease in the average sales price on the lower recording time models due to the
aggressive  pricing  structure that        was  adopted  during
the   third   quarter   of  1995.  In conjunction   with   this
pricing structure, the Company also initiated a cost reduction program to eventually return to lower costs and higher margins. The cost of sales as a percentage of net sales has been reduced from a high of 69.7% during the third quarter, 1995 to 61.6% for the current quarter.

   Management expects this trend to continue as the Company pursues its efforts to reduce costs.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Results of Operations (continued)

  General and administrative expenses increased 16% or $38,600 to $282,100 or 10.2% during the first three months of 1996 compared with $243,500 or 6.4% for the same period in 1995. These expenses increased slightly for the quarter primarily due to salaries, banking charges and increased amortization and depreciation. As a percentage of sales, general and administrative expense increased in part due to the increased expenses, but mostly due to the decrease in net sales for the quarter.

     Sales and marketing expenses for the quarter ended March 31, 1996 decreased 40% or $396,000 to $592,300 or 21.4% of net sales in 1996 from $988,300 or 26.0% of net sales in 1995. This decrease is due largely to the decrease in sales volume and the related marketing support of the Voice It Product lines. While many sales expenses, such as cooperative advertising and commissions to the manufacturers representatives, are variable and follow the volume of sales, some expenses, such as consumer advertising will vary in intensity and volume toward the fourth quarter gift giving season.

     Research and development costs decreased by $44,800 to $180,900 for the first quarter of 1996 from $225,800 for the same quarter in 1995. In the fourth quarter of 1995, the Company made the decision to capitalize product software development cost in accordance with GAAP. These costs are then amortized over the estimated useful life of the product. The net effect of this change in first quarter of 1996 was to defer approximately $35,000 of research expenses related to software development. Non-software development research costs are expensed as incurred and are in support of existing products as well as the development of new products. The Company is currently working on a number of new models and a new product line that it expects to introduce during the second half of the year.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Results of Operations (continued)

     The Company recorded an operating profit for the three months ended March 31, 1996 of $4,400 compared with an operating profit of $160,500 for the same quarter of 1995. A primary reason for the lower operating profit was due to the lower product margins from the pricing structure adopted during the third quarter of 1995. The decision the Company made to lower the sales price in the marketplace last year has started to pay off as new independent research shows that Voice It is the category leader in retail presence and sell though. The Company believes it has the broadest product line with models ranging from $29 to $89, the most recognized brand name and the best price/value to the consumer. As mentioned earlier, the Company also benefited during the first quarter of 1995 from fourth quarter, 1994, sales carryover, new distribution and a new product introduction.

     Net interest expense for the first quarter of 1996 of $(76,400) is compared to net interest income during the same period last year of $31,000. The primary component of the current interest expense is the current interest on the $2.4 million convertible debenture the Company entered into during the fourth quarter of 1995. After interest expense, the net loss for the first quarter of 1996 was $(72,049) or $(.01) per share compared to a net profit of $172,349 or $.04 per share for the first quarter of 1995.

Liquidity and Capital Resources

     The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short term working capital needs as well as to guarantee letters of credit issued to a major supplier. At March 31, 1996, the Company had cash and cash equivalents of approximately $376,700 and working capital of approximately $5,256,200.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Liquidity and Capital Resources (continued)

     Cash generated by the Company during the three months ended March 31, 1996 was approximately $125,400. The primary uses of cash for the period were to fund the net loss of approximately $72,000 (less approximately $73,100 of non-cash items such as depreciation, bad debts and discounts and amortization of loan costs) as well as decreases in accounts payable and accrued liabilities by approximately $1,243,200 and $18,100 respectively. The decrease in accounts payable is attributable to paying for the inventories that were purchased during the last quarter of 1996. Sources of cash for the period included decreases in the Company's accounts receivable and inventories of approximately $2,024,600 and $128,500 respectively. The accounts receivable decrease is due to the collection of the increased sales during the fourth quarter holiday season. Additional uses of cash included $83,700 for the acquisition of tooling, property and equipment as the Company increases its manufacturing capacity for new products, and $74,400 in acquiring other assets. During the three months ended March 31, 1996, the Company used approximately $605,100 to repay the line of credit with its bank.

     During March, 1995, the Company obtained a $4 million revolving line of credit from a bank. The amount the Company may borrow from this line of credit is limited by the level of its eligible accounts receivable and, to a lesser extent, the Company's finished goods inventory and other collateral.

     The line of credit contains customary financial covenants and bears interest at 3% above the bank's "Base Rate".

     On September 15, 1995, the Company completed a sale of its common stock and purchase warrants pursuant to the June 12, 1995 Private Placement Memorandum for 560,880 Units at $2.20 per unit. Each Unit consists of one share of the Company's
$.10 par value unregistered common stock and one-half of a detachable unregistered common stock purchase warrant (the "Warrant").


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Liquidity and Capital Resources (continued)

     One Warrant entitles the holder to purchase, at a price of $2.50, one share of Common Stock at any time until December 31, 1996 unless extended by the Company's Board of Directors. The Company also issued an additional Private Placement Memorandum with substantially the same terms and conditions as the June 12, 1995 Memorandum. Under this new Memorandum, the Company sold an additional 88,000 Units for an additional $193,600.

      On October 27, 1995, the Company issued a convertible debenture for $2,450,000 to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"). This debt was issued for seven years with an interest rate of 8% per annum. In addition to various financial covenants and redemption provisions, Renaissance has the right to convert its debt position into equity at the rate of one share of common stock for every $2.625 of principal. Additionally, for a value of $50,000, the Company issued Renaissance 915,000 warrants to buy the Company's common stock at an exercise price of $2.75 per share. These warrants are for a three year period, and may be redeemed by the Company any time after October 27, 1996 for $0.05 per warrant if the Company's common stock price reaches an average bid price of $6.00 per share for 20 prior consecutive trading days.

     Management believes that the net proceeds of these equity and debt offerings should be sufficient to finance the Company's growth through this year's Holiday season. If the outstanding common stock purchase warrants are exercised, there would be additional working capital.

Seasonality

      The   Company  anticipates  that  its  business  will  be
seasonal, with  at  least  40%  of its sales occurring   during
the   fourth  quarter of the year in time for the holiday  gift
giving season.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
OPERATION (continued)

Foreign Exchange

    The Company's products are principally purchased from suppliers in the Far East with its prices negotiated on an annual basis in U.S. dollars at exchange rates reset annually. Exchange rate fluctuations between the U.S. Dollar and the Singapore or Hong Kong dollar could have an adverse effect on the Company's costs of sales and gross margins. In the event of extreme exchange rate fluctuations, it may become uneconomical for the relationship between the Company and its suppliers to continue.

Inflation

     Management believes that inflation has not and will not have a significant impact on its business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.         None

Item 2. Changes in Securities.          None

Item 3. Defaults upon Senior Securities.          None


Item   4.   Submission   of  Matters to  a  Vote  of   Security
Holders. None

Item 5. Other Information.         None

Item 6. Exhibits and Reports on Form 8-K.    None


                          SIGNATURES



      Pursuant  to the requirements of the Securities  Exchange
Act of  1934, the Registrant has duly caused this report to  be
signed  on  its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                       VOICE IT WORLDWIDE, INC.
                                                     Registrant

Date:      5/14/96
                                             Michelle L. Morgan
                                                 President, CEO
Date:      5/14/96
                                                John H. Ellerby
                                       Chief Accounting Officer