Form 10QSB
period 1996-06-30
VOICE IT WORLDWIDE INC
filed 1996-08-14
CIK 103657

[FN]
                 See notes to financial statements.

                                - 2 -




                             FORM 10-QSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934


           For the quarterly period ended:   June 30, 1996

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

     Yes     X      No


Number  of shares outstanding of the Issuer's Common Stock,   as
of June 30,1996 was 5,054,802 shares of the Registrant's common stock $.10 par value.
            PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
                                VOICE IT WORLDWIDE, INC.
                                    Balance Sheets

        Assets                                                 (unaudited)
                                                      December  June 30,
                                                           31,
                                                          1995      1996
        Current assets:
        Cash and cash equivalents                     $251,321  $879,605
        Accounts receivable, net of allowance $173,165
        and $188,352 respectively (Note 5)           4,959,919 2,067,610
        Other receivables                              115,299    20,807
        Inventories (Note 3)                         3,512,245 2,982,532
        Prepaid expenses and other current assets      115,612    85,388
                                                     9,672,400 6,035,942

        Tooling, furniture and office equipment, net of
          accumulated depreciation (Note 3)            254,677   347,088

        Other assets (Note 3)                          463,327   605,757

        Total assets                                $9,672,400$6,988,787

             Liabilities and Stockholders' Equity

        Current liabilities:
                  Accounts payable                  $2,199,876  $725,408
                  Accrued liabilities (Note 3)         720,721   247,350
                                                     2,920,597   972,758

        Long-term debt (Notes 2 and 5)               3,060,701 2,454,531

        Stockholders' equity (Note 7):
          Common stock; $. 10 par; 10,000,000 shares
          authorized; 5,054,802 issued & outstanding   505,480   505,480
          Additional paid in capital                 5,364,910 5,364,910
          Accumulated deficit                       (2,179,288)(2,308,892)
                                                     3,691,102 3,561,498

        Total liabilities and stockholders' equity  $9,672,400$6,988,787


                      VOICE IT WORLDWI]DE, INC.
                      Statements of Operations
                             (unaudited)
 <TABLE >
                                     Three Months Ended    Six Months Ended
                                             June 30,           June 30,
                                         1995      1996     1995      1996

        Sales - net                $2,671,394 $2,390,275 $6,470,150 $5,152,202
        Cost of sales               1,544,212  1,464,725  3,724,935  3,166,994
                   Gross profit     1,127,182    925,550  2,745,215  1,985,208

    Operating expenses:
        Administrative and general    235,099    294,099    478,590    576,195
        Selling & marketing         1,018,929    452,573  2,007,244  1,044,844
        Research and development      159,514    168,601    385,274    349,531
            Total operating expenses1,413,542    915,273  2,871,108  1,970,570

    Net operating                    (286,360)    10,277   (125,893)    14,638
    profit

    Other income (expense):
       Interest expense                (5,713)   (68,198)   (8,954)   (145,212)
       Interest income                 26,290        366    60,563         970

    Net income (loss) before income
    tax                              (265,783)   (57,555)  (74,284)   (129,604)
    Income tax (Note 4)               (19,150)         0         0           0

    Net income (loss)               ($246,633)  ($57,555) ($74,284)  ($129,604)

    Net income (loss) per
    common share (Note 8)              ($0.06)    ($0.02)   ($0.02)     ($0.03)

    Weighted avg. number of shares
    outstanding                     4,405,922  5,054,802 4,406,257   5,054,802

                      VOICE IT WORLDWIDE, INC.
                  Statement of Stockholders' Equity
                            (unaudited)

                                             Additional
                           Common Stock       Paid-in  Accumulated
                         Shares    Amount     Capital   Deficit
Total

Balance December 31   5,054,802 $505,480 $5,364,910 ($2,179,288) $3,691,102
1995

Net (loss) for the
three months                                            (72,049)    (72,049)
ended March 31, 1996

Net (loss) for the three months
ended June 30, 1996      0          0         0         (57,555)    (57,555)

Balance June 30
1996                 5,054,802 $505,480  $5,364,910 ($2,308,892) $3,561,498








                      VOICE IT WORLDWIDE, INC.
                      Statements of Cash Flows
                             (unaudited)

                                                Six Months Ended
                                                         June 30
                                                            1995     1996
       Cash flows from operating activities:
          Net (loss)                                    ($74,284)  ($129,604)
            Adjustments to reconcile net (loss) to net
            cash used in operating activities:
               Allowance for discounts and bad            30,753      15,187
               debts
               Depreciation and amortization              50,865     111,208
               Amortization of deferred loan costs             0      12,720
               Changes in current assets and liabilities:
                     Receivables                         896,596   2,971,614
                     Prepaid expenses                    (34,103)     30,224
                     Inventories                      (2,778,993)    529,713
                     Accounts payable                    269,915  (1,474,468)
                     Accrued liabilities                  61,886    (473,371)
         Cash (used in) provided by operating         (1,577,365)  1,593,223
                       activities

       Cash flows from investing activities:
              Other assets                              (54,326)   (197,440)
              Acquisition of tooling, furniture and    (145,917)   (161,329)
              equipment
         Cash used in investing activities             (200,243)   (358,769)

       Cash flows from financing activities:
              Payments on line of credit - net              0      (606,170)
              Payment of stockholder appraisal rights    (4,213)        0
              Increase in deferred offering costs      (161,615)        0
         Cash used in financing activities             (165,828)   (606,170)

       Net increase (decrease) in cash               (1,943,436)    628,284

       Cash - Beginning of period                     2,002,981     251,321

       Cash - End of period                             $59,545    $879,605

Supplemental disclosure of cash flow information: Cash paid during the year for interest was $0 (1995) and $148,883 (1996).



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


Note 2 - Letter of Credit

The Company has irrevocable standby letters of credit in the aggregate amount of approximately $351,000. These letters of credit are required by major suppliers and have expiration dates ranging from July, 1996 through October, 1996. These letters of credit are secured by the Company's line of credit (Notes 5 and 6).


Note 3 - Selected Balance Sheet Information

                                              December 31,         June 30,
                                                 1995               1996
Inventories
     Raw materials                         $ 1,194,821          $   902,563
     Finished goods                          2,317,424            2,079,969
                                           $ 3,512,245          $ 2,982,532
Tooling, furniture and equipment
     Office furniture and equipment       $    111,797         $    186,447
     Tooling and manufacturing equipment       321,169              407,847
                                               432,966              594,294
     Less accumulated depreciation            (178,289)            (247,206)
                                          $    254,677     $        347,088
Other assets
     Deferred loan costs - net of accumulated
       amortization of $2,119 in 1995 and $12,720
       in 1996                            $   181,274         $    168,554
     Product software development costs - net of
       accumulated amortization of $0 in 1995 and
       $24,473 in 1996                        146,838              240,787
     Patent costs - net of accumulated amortization of
       $24,350 in 1995 and $42,167 in 1996    113,446              174,647
     Other                                     21,769               21,769
                                          $   463,327          $   605,757


Note 3 - Selected Balance Sheet Information (continued)

Accrued liabilities
     Payroll taxes                 $ 17,430$          0
     Vacation                        24,751      32,587
     Advertising                    533,055      72,127
     Warranty                        88,707      96,811
     Commissions                     47,836      36,657
     Other                            8,942       9,168
                                   $720,721    $247,350


Note 4 - Income Taxes

The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1995, the Company had net operating loss carry forwards of approximately $2,034,000 which substantially expire in fiscal year 2009.


Note 5 - Long-Term Debt

                                               December       June 30,
                                                 31,

                                              1995           1996
$4,000,000  line  of credit  to  a  bank,
interest  at their "Base Rate"  plus  3%,
totaling  11.25  %  at  June  30,   1996,
payable  monthly,  principal  due  on  or
before  March  31, 1998.  Borrowings  are
collateralized  by,  and  limited  to   a$     610,701         $     4,531
percentage    of    eligible     accounts
receivables,  finished goods  inventories
and   letters  of  credit  as  additional
collateral (Note 6).

8%    convertible   debenture,   interest
payable  monthly,  convertible  into  one
share of common stock for each $2.625  of
principal   converted.    Principal   due
November  1, 2002.  Loan costs associated
with  this  debenture were  approximately
$180,000, and are amortized over the life
of   the   agreement  resulting   in   an   2,450,000
effective  interest rate of 9%.   Monthly                      2,450,000
principal  redemption of one  percent  of
the  then  outstanding balance begins  in
November, 1998.

Less current portion                            -               -

Total long-term debt                  $     3,060,701     $     2,454,531


Note 6 - Related Party Transactions

As additional collateral for the line-of-credit (Note 5), the Company used letters-of-credit issued from individuals with the Company as beneficiary. These letters-of-credit could be drawn upon by the
Company's bank if the Company was in default of the Credit and Security Agreement between the bank and the Company. The Company paid interest quarterly at the rate of 10% of the face amount of the letters-of-credit with a 5% premium on any amount that is drawn upon by the bank. Additionally, there were 20,000 warrants issued to the participants of this program to purchase the Company's common stock (Note 7). The last of these letters- of-credit expired May 30, 1996.


Note 7 - Stockholders' Equity

Stock Options

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through June 30, 1996, the Company had granted 457,443 options with various vesting periods and an exercise price of between $1.56 and $3.00 per share. As of June 30, 1996, 261,110 granted options are vested with exercise prices ranging from $1.56 to $3.00. However, no options have been exercised.

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

In connection with the above private placement of common stock and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to the placement agents. Each warrant entitles the holder to purchase one unregistered share of common stock at any time from June, 1996 through June, 1999 at an exercise price of $2.75 per share.
In connection with the additional collateral program (Note 6), the Company issued 20,000 warrants to acquire the Company's common stock. Each warrant entitles the holder to purchase one share of the Company's unregistered common stock at an exercise price of $2.75 per share. These warrants can be exercised at any time prior to their expiration in May, 2000.


Note 8 - Earnings Per Share

Net income per common share is based on the weighted average number of common shares outstanding, inclusive of common stock equivalents computed using the modified treasury stock method. However, common stock equivalents were not used in computing the loss per share, as their inclusion would have been anti-dilutive.


Note 9 - Subsequent Events

In July, 1996, the Company granted an additional 42,500 options to acquire the Company's common stock with various vesting periods at an exercise price of $1.69 per share.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     The Company's first product, the Voice Itr Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded to six models with recording capacities from 40 seconds to 5 minutes with a new 8 minute model being introduced during the third quarter, 1996. This broad range of products with retail prices ranging from $29.99 to $99.95 makes Voice It the only company to offer consumers such a broad selection of products and prices.

     During the second half of 1996, the Company will introduce its new dictation length solid state voice recorder product line with organizer features. The palm-sized Voice It Managers will be available in two models with recording capacities of 22 and 45 minutes with a LCD display, five user defined channels and a list of 20 icons. The organizer will also have a unique contact file capable of storing up to 100 names with 3 phone numbers per name. Both models will be launched in catalogs and retail stores in early fourth quarter, 1996.

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

     At the start of the third quarter, 1995, the Company implemented a pricing strategy on its Personal Note Recorders designed to broaden consumer demand, capture a significant market share, create a dominant retail shelf presence and deter low end competition in the marketplace. The Company lowered prices on its shorter run time products and introduced two new higher margin note recorders with greater recording capacities and additional features. With the introduction of new higher margin models, most retailers that were carrying only one Voice It model added at least one additional model to their retail assortment while many chose to carry several models.

     The success of the Company's marketing strategies has resulted in capturing the leadership role in the digital recording category. During 1995, the Company was able to both deter low-end competition and establish its brand as the definitive leader. Based upon independent research reports, Voice It became the leading brand in the category with more than 50% dollar share in the market which is more than twice the market share of its closest competitor. Management believes that the Company's successful market position is directly related to its broad based distribution, availability of a broad product line with a wide price selection at retail and promotion of its products through national advertising.

     Coinciding with the price reduction, the Company initiated an aggressive cost reduction program which is continuing to result in improvement in gross margins. Gross margins declined to a low of 30% during the third quarter of 1995 and have gradually increased each quarter culminating in a 39% gross margin for the current quarter ended June 30, 1996. The Company expects continued improvement of gross margins throughout 1996.
Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION
(continued)

     During 1995, the Company research and development efforts resulted in the introduction of five new product entries, two in the first half of the year, and three in the second half of the year. These new products provided consumers with features not found on any products in the marketplace. Research and development is continuing its efforts to focus on unique, patentable product features which can be added to the Company's digital recorder product lines. The Company is introduced one new product during the first half of 1996 and is currently preparing to introduce three additional new products during the second half of 1996. These products include two new note recorders with five and eight minutes of recording time as well as a new product line of solid state recorders with capacities of 22 and 45 minutes with enhanced organizer features.


Results of Operations

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                              Three  Months Ended         Six  Months
Ended
                                June 30,            June 30,
                              1995      1996      1995      1996
  Net sales                 100.0% 100.0%      100.0%   100.0%
  Cost of sales              57.8   61.3        57.6     61.5
    Gross profit             42.2   38.7        42.4     38.5
  Operating expenses
    Administrative & general  8.8   12.3         7.3     11.1
    Selling and marketing    38.1   18.9        31.0     20.3
    Research and development  6.0    7.1         6.0      6.8
  Total operating expenses   52.9   38.3        44.4     38.2
  Operating income (loss)   (10.7)   0.4        (1.9)     0.3
  Other income (expense),     0.8   (2.8)        0.8     (2.8)
  Net loss before income tax (9.9)  (2.4)       (1.1)    (2.5)
  Income tax (benefit)       (0.7)   0.0         0.0      0.0
  Net loss                   (9.2)% (2.4)%      (1.1)%   (2.5)%

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION
(continued)

Three Months ended June 30, 1996 compared to Three Months ended  June
30, 1995

    Sales for the three months ended June 30, 1996 were $2,390,300 compared to $2,671,400 for the three months ended June 30, 1995. While the Company experienced strong orders from its primary retail accounts during the second quarter, 1996, sales continue to be affected by a weak consumer electronics market. Management expects significant improvement during the second half of 1996 with the introduction of 4 new products and the implementation of an extensive national advertising campaign during the important holiday season.

    Cost of sales for the second quarter ended June 30, 1996 decreased to $1,464,700 or 61.3% of net sales from $1,544,200 or 57.8% of net sales during the second quarter of 1995. The dollar decrease is due to the corresponding decrease in unit sales. However, as a percentage of net sales, cost of sales increased due to lowering the average sales price on the smaller recording time models after an aggressive pricing policy was adopted during the third quarter of 1995. However, in conjunction with the lower prices, the Company also initiated a cost reduction program to eventually return to lower costs and higher margins. The cost of sales as a percentage of net sales has been reduced from a high of 69.7% during the third quarter, 1995 to 61.3% for the current quarter. Management expects this trend to continue as the Company continues its efforts to reduce costs.

    General and administrative expenses increased 16% or $59,000 to $294,100 or 12.3% during the second three months of 1996 compared with $235,100 or 8.8% for the same period in 1995. These expenses increased for the quarter due to increased costs associated with investor relations including salaries and public relations. Additional costs associated with increased amortization and depreciation is related to increased capital assets and patent costs. As a percentage of sales, general and administrative expense increased in part due to the increased expenses, but the increase is also due to the lower volume of net sales for the quarter.

    Sales and marketing expenses for the quarter ended June 30, 1996 decreased 56% or $566,400 to $452,600 or 18.9% of net sales in 1996 from $1,018,900 or 38.1% of net sales in 1995. This decrease is due partly to the decrease in sales volume and related variable marketing and commission expenses in support of the Voice It Product line. Additionally, however, during the second quarter last year, the Company spent additional funds in advertising the Voice It Note Recorders and building the note recorder category. This year, management will spend the majority of its advertising funds during the fourth quarter peak sales period.

    Research and development costs increased by $9,100 to $168,600 for the second quarter of 1996 from $159,500 for the same quarter in 1995. In the fourth quarter of 1995, the Company made the decision to capitalize product software development cost in accordance with GAAP. These costs are then amortized over the estimated useful life of the product. The net effect of this change in the second quarter of 1996 was to defer approximately $57,000 of research expenses related to software development. Non-software development research costs are expensed as incurred and are in support of existing products as well as the development of new products. The increased total research expenditures are the result of additional efforts to launch new products scheduled for introduction during the second half of 1996.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION
(continued)

    The Company recorded an operating profit for the three months ended June 30, 1996 of $10,277 compared with an operating loss of $(286,360) for the same quarter of 1995. Even though the Company's gross profit margin was lower during the current quarter, the operating profit is the result of management closely monitoring the Company's expenses. The Company intends to invest in a heavier schedule of advertising during the fourth quarter gift giving season as sales increase, and the results of the cost of sales reductions are realized.

    Net interest expense for the second quarter of 1996 of $67,800 is compared to net interest income during the same period last year of $20,600. The primary component of the current period interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. After interest expense, the net loss for the second quarter of 1996 was $(57,555) or $(.02) per share compared to a net loss of $(246,633) or $(.06) per share for the second quarter of 1995.

Six  Months ended June 30, 1996 compared to Six Months ended June 30,
1995

    Sales for the six months ended June 30, 1996 decreased to $5,152,200 from $6,470,100 during the first six months of 1995. Although the Company experienced strong orders from its primary retail accounts during the first half of 1996, the soft retail market continues to affect retail sales to the consumer as well as the lower level of inventory needed by the retail outlets. The first half of 1995 also benefited from additional sales to new distribution as well as the introduction of the Company's new 90-second Personal Note Recorder. Management expects that, while the soft retail trend may continue, the Company's sales will increase during the second half of 1996 due to four new product introductions and the holiday season.

    Cost of sales for the first half of 1996 decreased slightly to $3,167,000 from $3,724,900 for the first six months of 1995. This dollar reduction in costs is due to the lower sales levels for the Company during the first half of 1996. As a percentage of sales, costs have increased to 61.5% during 1996 from 57.6% of sales for the same period in 1995. This increase is due to the decrease in the average sales price on the lower recording time models after the aggressive pricing policy mentioned earlier. Management expects costs to decrease as a percentage of sales as the Company continues a manufacturing cost reduction program that it instituted in conjunction with the price decrease.

    Administrative expenses increased $97,600 or 20% to $576,200 during the first six months ended June 30, 1996 from $478,600 during the same period of 1995. This increase is due to increased personnel and investor relations costs as well as increased amortization and depreciation as the Company increases its capital assets and patent position.

    Selling and Marketing expenses decreased $962,400 or 48% to $1,044,800 during the first six months of 1996 from $2,007,200 during the first six months of 1995. This decline is due in part to the decreased sales volume and the corresponding decrease in variable expenses such as cooperative advertising and commissions. Additionally, the Company has not invested as heavily during the first half of 1996 in consumer advertising. The Company is planning to concentrate its advertising during the second half of 1996, where it will have a bigger impact in the holiday gift giving season.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION
(continued)

    Research and development expenses decreased for the six months ended June 30, 1996 of $349,500 or 6.8% of sales compared to $385,300 or 6% of sales for the six months ended June 30, 1995. However, this decrease in expense is mostly due to the Company's decision to capitalize product software development cost in accordance with GAAP. The net effect of this capitalization, net of the appropriate amortization, for the first half of 1996 was to defer approximately $92,100 of research expenses related to software development. Non-software development research costs are expensed as incurred and are in support of existing products as well as the development of new products. Prior to the capitalization of software costs, total research and development expenses increased due to the additional development required for introducing longer recording capacity products.

    The Company posted an operating profit for the first six months ended June 30, 1996 of $14,639 compared with an operating loss for the first six months last year of $(125,893). This increase reflects management's commitment to closely monitor costs and expenses in an effort to effectively manage the seasonality of the business.

    Net interest expense for the first six months of 1996 of $144,200 is compared to a net interest income during the first six months of 1995 of $51,600. The primary component of this interest expense is the cost of the Company's convertible debt of $2,450,000 that was funded during the fourth quarter of 1995. This results in a net loss for the Company's first six months of operations of $(129,604) or $(0.03) per share compared with a net loss during the same period last year of $(74,284) or $(0.02) per share.


Liquidity and Capital Resources

    The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short term working capital needs as well as to guarantee letters of credit issued to a major supplier. At June 30, 1996, the Company had cash and cash equivalents of approximately $879,600 and working capital of approximately $5,063,200.

    Cash generated by the Company during the six months ended June 30, 1996 was approximately $125,400. The primary uses of cash for the period were to fund the net loss of approximately $129,600 (less approximately $139,100 of non-cash items such as depreciation, bad debts and discounts and amortization of loan costs) as well as
decreases   in   accounts   payable  and   accrued   liabilities   by
approximately $1,474,500 and $473,400 respectively. The decrease in accounts payable is attributable to paying for the inventories that were purchased and accumulated during the last quarter of 1995. Sources of cash for the period included decreases in the Company's accounts receivable and inventories of approximately $2,971,600 and $529,700 respectively. The accounts receivable decrease is due to the collection of the increased sales during the fourth quarter holiday season. Additional uses of cash included $161,300 for the acquisition of tooling, property and equipment as the Company increases its manufacturing capacity for new products, and $197,400 in acquiring other assets. During the six months ended June 30, 1996, the Company used approximately $606,200 to repay the line of credit with its bank.

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATION
(continued)

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


                                    VOICE IT WORLDWIDE, INC.
                            Registrant


Date:      8/13/96
                                                 Michelle L. Morgan
                                                 President, CEO


Date:      8/13/96
                                                John H. Ellerby
                                                Chief Accounting Officer