Form 10QSB
period 1996-09-30
VOICE IT WORLDWIDE INC
filed 1996-11-13
CIK 103657

FORM 10-QSB

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended:   September 30, 1996

            Commission File Number:       0-7796



                          VOICE IT WORLDWIDE, INC.
   (Exact Name of Registrant as Specified in its Charter)

          Colorado                          83-0203787
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)


2643 Midpoint Drive, Suite A
   Fort Collins, Colorado                       80525
(Address of principal                        (Zip Code)
  executive offices)

                            (970) 221-1705
    (Registrant's Telephone Number, Including Area Code)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X      No


     Number  of  shares outstanding of the  Issuer's  Common
Stock,   as   of   September  30,   1996   was     5,054,802
shares of the Registrant's common stock $.10 par value.

                        VOICE IT WORLDWIDE, INC.
                            Balance Sheets
                               Assets
                            (unaudited)

                                     December 31,        September 30,
                                         1995                1996
Current assets:
  Cash and cash equivalents            $251,321            $380,432
  Accounts receivable, net of
   allowance $173,165 and $202,522
   respectively (Note 5)              4,959,919           2,550,512
  Other receivables                     115,299             147,099
  Inventories (Note 3)                3,512,245           2,606,158
  Prepaid expenses and other
   current assets                       115,612              10,657
                                      8,954,396           5,694,858
Tooling, furniture and office
 equipment, net of accumulated
 depreciation (Note 3)                  254,677             401,337

Other assets (Note 3)                   463,327             665,339

Total assets                         $9,672,400          $6,761,534

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                   $2,199,876          $1,441,231
  Accrued liabilities (Note 3)          720,721             558,757
  Note payable (Note 2 and 5)                 0             222,702
                                      2,920,597           2,222,690

Long-term debt (Notes 5)              3,060,701           2,450,000

Stockholders' equity (Note 7):
  Common stock; $.10 par;
   10,000,000 shares authorized;
   5,054,802 issued & outstanding      505,480              505,480
  Additional paid in capital         5,364,910            5,364,910
  Accumulated deficit               (2,179,288)          (3,781,546)
                                     3,691,102            2,088,844

Total liabilities and stockholders'
 equity                             $9,672,400           $6,761,534


PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        VOICE IT WORLDWIDE, INC.
                       Statements of Operations
                             (unaudited)

                         Three Months Ended              Nine Months Ended
                           September 30,                   September 30,
                          1995       1996              1995           1996
Sales - net            $2,952,843  $2,203,294       $9,449,497    $7,355,496
Cost of sales           2,050,962   1,148,577        5,775,898     4,315,571
  Gross profit            901,881   1,054,717        3,673,599     3,039,925

Operating expenses:
 Administrative and
  general                 232,720    284,240           737,813       860,437
  Selling & marketing     577,285    612,474         2,584,530     1,657,317
  Research and
   development            188,375    152,452           573,648       501,982
  Consumer price
   reduction program      625,565         0            625,565            0
  Non recurring charge
   to operations               0   1,421,703                0      1,421,703
   Total operating
    expenses            1,623,945  2,470,869         4,521,556     4,441,439

Net operating profit     (722,064)(1,416,152)         (847,957)   (1,401,514)

Other income (expense):
  Interest expense        (22,635)   (56,503)          (31,589)     (201,715)
  Interest income           3,094         0             63,657           971

Net income (loss)
 before income tax       (741,605)(1,472,655)         (815,889)   (1,602,258)
Income tax (Note 4)             0          0                 0             0

Net income (loss)       ($741,605)($1,472,655)       ($815,889)  ($1,602,258)

Net income (loss)
  per common share
 (Note 8)                  ($0.16)     ($0.29)          ($0.18)       ($0.32)

Weighted avg. number
  of shares
  outstanding           4,592,882    5,054,802       4,468,688     5,054,802


                           VOICE IT WORLDWIDE, INC.
                           Statements of Cash Flows
                                (unaudited)

                                                  Nine Months Ended
                                                    September 30
                                                1995             1996
Cash flows from operating activities:
  Net (loss)                                 ($815,889)        ($1,602,258)
  Adjustments to reconcile net (loss)
   to net cash provide by or used in
   operating activities:
    Non-cash charge to operations                    0           1,421,703
    Allowance for discounts and bad debts       42,478              29,357
    Depreciation and amortization               83,788             142,832
    Amortization of deferred loan costs              0              19,080
    Changes in current assets
     and liabilities:
       Receivables                             133,730           2,348,250
       Prepaid expenses                        (19,672)             17,813
       Inventories                          (3,013,929)           (216,396)
       Accounts payable                        364,134            (758,645)
       Accrued liabilities                     210,253            (374,042)
       Notes payable                                0              222,702
    Cash (used in) provided by
     operating activities                   (3,015,107)          1,250,396

Cash flows from investing activities:
  Other assets                                 (63,143)           (290,299)
  Acquisition of tooling, furniture
   and equipment                              (183,275)           (220,285)
    Cash used in investing activities         (246,418)           (510,584)

Cash flows from financing activities:
  Payments on line of credit - net             605,030            (610,701)
  Payment of stockholder appraisal rights       (4,212)                  0
  Issuance of common stock (net of
   offering costs)                             967,398                   0
  Increase in deferred offering costs          (43,717)                  0
    Cash used in financing activities        1,524,499            (610,701)
Net increase (decrease) in cash             (1,737,026)            129,111
Cash - Beginning of period                   2,002,981             251,321

Cash - End of period                          $265,955            $380,432

Supplemental disclosure of cash flow information: Cash paid during the year for interest was $0 (1995) and $199,376 (1996).



                        VOICE IT WORLDWIDE, INC.
                  Statement of Stockholders' Equity
                             (unaudited)


                                        Additional
                      Common Stock        Paid-in     Accumulated
                 Shares        Amount     Capital       Deficit        Total

Balance -
December 31,
1995          5,054,802      $505,480   $5,364,910    ($2,179,288)   $3,691,102


Net (loss)
 for the nine
 months ended
 September 30,
 1996                 0             0            0     (1,602,258)   (1,602,258)

Balance -
September 30,
1996          5,054,802      $505,480   $5,364,910    ($3,781,546)   $2,088,844



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


Note 2 - Letter of Credit

The Company has irrevocable standby letters of credit in the aggregate amount of approximately $110,000. These letters of credit are required by major suppliers and have expiration dates ranging from October, 1996 through January, 1997. These letters of credit are secured by the Company's line of credit (Note 5).


Note 3 - Selected Balance Sheet Information

                                        December 31,       September 30,
                                            1995               1996
Inventories
     Raw materials                     $ 1,194,821          $1,058,531
     Finished goods                      2,317,424           1,547,627
                                       $ 3,512,245          $2,606,158
Tooling, furniture and equipment
     Office furniture and equipment    $   111,797          $  206,457
     Tooling and manufacturing
      equipment                            321,169             446,793
                                           432,966             653,250
     Less accumulated depreciation        (178,289)           (251,913)
                                       $   254,677          $  401,337
Other assets
     Deferred loan costs - net of
      accumulated amortization of
      $2,119 in 1995 and $21,199
      in 1996                          $   181,274          $  162,194
     Product software development
      costs - net of accumulated
      amortization of $0 in 1995 and
       $39,664 in 1996                     146,838             290,483
     Patent costs - net of accumulated
      amortization of $24,350 in 1995
      and $53,893 in 1996                  113,446             190,893
     Other                                  21,769              21,769
                                       $   463,327          $  665,339


Note 3 - Selected Balance Sheet Information (continued)

                                       December 31,         September 30,
                                          1995                  1996
Accrued liabilities
     Payroll taxes                      $ 17,430              $     0
     Vacation                             24,751               33,596
     Advertising                         533,055              358,634
     Warranty                             88,707               25,554
     Commissions                          47,836              110,803
     Other                                 8,942               30,170
                                        $720,721             $558,757

Note 4 - Income Taxes

The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1995, the Company had net operating loss carry forwards of approximately $2,034,000 which substantially expire in fiscal year 2009.


Note 5 - Long-Term Debt

                                              December 31,      September 30,
                                                  1995               1996
$4,000,000  line  of credit  to  a  bank,
interest  at their "Base Rate"  plus  3%,
totaling  11.25 % at September 30,  1996,
payable  monthly,  principal  due  on  or
before  March  31, 1998.  Borrowings  are
collateralized  by,  and  limited  to   a
percentage    of    eligible     accounts
receivables,  finished goods  inventories
and   letters  of  credit  as  additional
collateral (Notes 6 and 9).                   $   610,701        $   222,702

8%    convertible   debenture,   interest
payable  monthly,  convertible  into  one
share of common stock for each $2.625  of
principal   converted.    Principal   due
November  1, 2002.  Loan costs associated
with  this  debenture were  approximately
$180,000, and are amortized over the life
of   the   agreement  resulting   in   an
effective  interest rate of 9%.   Monthly
principal  redemption of one  percent  of
the  then  outstanding balance begins  in
November, 1998 (Note 9).                        2,450,000          2,450,000

Less current portion                                   -             222,702

Total long-term debt                         $  3,060,701         $2,450,000


Note 6 - Related Party Transactions

As additional collateral for the line-of-credit (Note 5), the Company used letters-of-credit issued from individuals with the Company as beneficiary. These letters-of-credit could be drawn upon by the Company's bank if the Company was in default of the Credit and Security Agreement between the bank and the Company. The Company paid interest quarterly at the rate of 10% of the face amount of the letters-of-credit with a 5% premium on any amount that is drawn upon by the bank. Additionally, there were 20,000 warrants issued to the participants of this program to purchase the Company's common stock (Note 7). The last of these letters-of-credit expired May 30, 1996.


Note 7 - Stockholders' Equity

Stock Options

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through September 30, 1996, the Company had granted 494,943 options with various vesting periods and an exercise price of between $1.56 and $3.00 per share. As of September 30, 1996, 268,610 granted options are vested with exercise prices ranging from $1.56 to $3.00. However, no options have been exercised.

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

In connection with the $2,450,000 convertible debenture (Note 4), the Company issued 915,000 warrants (the "Debenture Warrants") to buy unregistered shares of the Company's common stock at an exercise price of $2.75 per share. These Debenture Warrants have a three year life and may be redeemed, after October 27, 1996, by the Company for $.05 per Debenture Warrant if the Company's common stock price reaches a $6.00 bid price for 20 consecutive trading days. In the first quarter, 1996, the Company issued an additional 25,000 warrants at an exercise price of $1.50 per share to the debenture holder in exchange for a waiver of certain financial covenants. These warrants have basically the same terms and conditions as the Debenture Warrants.

In connection with the above private placement of common stock and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to the placement agents. Each warrant entitles the holder to purchase one unregistered share of common stock at any time from June, 1996 through June, 1999 at an exercise price of $2.75 per share.
Note 7 - Stockholders' Equity (continued)

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


Note 9 -Financial covenants

Because of the $1.4 million non-cash charge to operations for the current change in technology and discontinuance of a product line, the Company has technically breached certain financial covenants with its lenders. Additionally, this charge may negatively impact the rate of conversion of the convertible debenture issued in connection with financing the Company obtained during fourth quarter of 1995. The Company is currently finalizing negotiations with the financial institutions to waive and/or cure the default (Note 5).

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR  PLAN  OF
OPERATION

Overview

     Voice It Worldwide, Inc. ("Voice It") designs, develops and markets personal consumer electronics products which allow people to verbalize reminders and messages for themselves and others without the need for pen and paper. Voice It products utilize computer chip technology to capture ideas, thoughts, reminders and messages, incorporating high quality recording with patent pending message management features. Voice It Personal Note
Recorders  are  about  the  size  of  a  credit   card   and
approximately 1/3 inch thick. Their compact size, portability and ease of use make them a convenient replacement for handwritten sticky notes, particularly at times and in places where handwriting is impractical.

     The Company's first product, the Voice Itr Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded to six models with recording capacities from 40 seconds to 8 minutes. The 5 and 8 minute models were just introduced during the third quarter, with the 5 minute model quickly becoming one of the Company's top selling models. This broad range of products with retail prices ranging from $29.99 to $89.95 makes Voice It the only company to offer consumers such a broad selection of products and prices.

     During October, 1996, the Company began shipping its new dictation length solid state voice recorder product line with organizer features. The palm-sized Voice It Managers are available in two models with maximum recording capacities of 22 and 45 minutes including an LCD display, five user defined channels and a list of 20 icons. The organizer will also have a unique contact file capable of storing up to 100 names with 3 phone numbers per name and an automatic telephone dialing feature. The products are being launched in both catalogs and retail stores.

     In October, the Company also announced the introduction of its fifth new product for 1996. In November, Voice It will begin shipping a new voice recognition clock, available exclusively through the Brookstone catalog and Brookstone stores during the holiday season. This is the first travel alarm clock that lets you set the time and alarm with your voice. It also includes a special "talk back" feature confirming the time and alarm activation. This product is the Company's first venture into the field of voice recognition and expands its technology base.

     The Company markets its products in the United States and internationally in Canada, Europe, the Far East and the Middle East and has rapidly increased its sales from
$144,000 in its first year of operations in 1993 to approximately $15.6 million for the year ended December 31, 1995. Voice It products are now available in approximately 5,000 retail outlets in the United States and Canada. The products are available in a variety of distribution channels including department stores, mass merchants, office super stores, catalog showrooms, electronic specialty stores and direct mail catalogs.

     At the start of the third quarter, 1995, the Company implemented a pricing strategy on its Personal Note Recorders designed to broaden consumer demand, capture a significant market share, create a dominant retail shelf presence and deter low end competition in the marketplace. The Company lowered prices on its shorter run time products and introduced two new higher margin note recorders with greater recording capacities and additional features. With the introduction of new higher margin models, most retailers that were carrying only one Voice It model added at least one additional model to their retail assortment while many chose to carry several models.
     The success of the Company's marketing strategies has resulted in capturing the leadership role in the digital recording category in both sales dollars and in the number of units sold. During 1995, the Company was able to both deter low-end competition and establish its brand as the definitive leader. Based upon independent research reports, Voice It leads the category with approximately 50% dollar share of the market which is more than twice the market share of its closest competitor. Management believes that the Company's successful market position is directly related to its broad based distribution, availability of a broad product line with a wide price selection at retail and promotion of its products through national advertising.

     Coinciding with the price reduction, the Company initiated an aggressive cost reduction program which has resulted in significant improvement in gross margins. Gross margins declined to a low of 30% during the third quarter of 1995 and have gradually increased each quarter culminating at nearly 48% gross margin for the current quarter ended September 30, 1996. The Company expects to achieve similar margin levels for the remainder of the year and is continuing its efforts to improve gross margins through new lower priced technology.

     During 1995, the Company research and development efforts resulted in the introduction of five new product entries, two in the first half of the year, and three in the second half of the year. These new products provided consumers with features not found on any digital recording products in the marketplace. In 1996, the Company again focused on new products introducing two new note recorders to its current product line, two new models of Voice Manager products with dictation length recording capacities to 44 minutes and enhanced organizer features including a phone bank and message alarm capability. Additionally, the Company expanded its technology base by introducing its first product with voice recognition capability. In November, the Company will begin shipping a voice recognition clock which uses voice commands to set the time and alarm.

     While the Company introduced five new products during 1996, it has also decided to discontinue a product. During 1995, the Company introduced the Message Center which was designed to be used in households to organize messages for family members. Although the Company was able to achieve initial distribution in approximately 1500 stores, the lack of consumer awareness combined with a competitors recent liquidation of a similar type of product at very low prices forced the company to make the decision to discontinue this product line.



Results of Operations

     The   following  table  sets  forth,  for  the  periods
indicated, items in the Statement of Operations expressed as a percentage of net sales:

                              Three Months Ended        Nine Months Ended
                                September 30,             September 30,
                             1995         1996         1995         1996
  Net sales                 100.0%        100.0%      100.0%       100.0%
  Cost of sales              69.5          52.1        61.1         58.7
    Gross profit             30.5          47.9        38.9         41.3
  Operating expenses
    Administrative and
     general                  7.9          12.9         7.8         11.7
    Selling and marketing    19.5          27.8        27.4         22.6
    Research and development  6.4           6.9         6.1          6.8
    Consumer price reduction
     program                 21.2           0.0         6.6          0.0
    Non recurring charges
     to operations            0.0          64.5         0.0         19.3
  Total operating expenses   55.0         112.1        47.9         60.4
  Operating income (loss)   (24.5)        (64.2)       (9.0)       (19.1)
  Other income (expense),
   net                       (0.7)         (2.6)        0.3         (2.7)
  Net loss before income
   tax                      (25.2)        (66.8)       (8.7)       (21.8)
  Income tax (benefit)        0.0           0.0         0.0          0.0
  Net loss                  (25.2)%       (66.8)%      (8.7)%      (21.8)%

Three  Months  ended September 30, 1996  compared  to  Three
Months ended September 30, 1995

    Sales for the three months ended September 30, 1996 were $2,203,300 compared to $2,952,800 for the three months ended September 30, 1995. The Company experienced strong orders for its new Voice Manager product line during the third quarter, 1996. However, the Company was delayed in manufacturing and shipping the new Voice Manager creating over a $1.1 million back order situation at September 30, 1996. The Company began shipping the Voice Manager to retail accounts during the first part of October, 1996. Management has also seen strong orders of its other new product introductions. The VT-300 model with five minutes of recording time and new "Flash" chip technology is quickly becoming one of its more popular models. Management expects to see significant retail sales of its products through the holiday season with the implementation of a national advertising campaign including cable television and spot radio beginning in November, 1996.

    Cost of sales for the third quarter ended September 30, 1996 decreased to $1,148,600 or 52.1% of net sales from $2,051,000 or 69.5% of net sales during the third quarter of 1995. The dollar decrease is due in part to the corresponding decrease in unit sales. However, as a percentage of net sales, cost of sales have significantly decreased through the Company's cost reduction program put in place after adopting the aggressive pricing policy during the third quarter of 1995. This cost reduction program and the introduction of new technology has effectively increased the Company's gross product margin back to 48% during the current quarter from 30% during the third quarter of 1995.

    General and administrative expenses increased 43% or $51,500 to $284,200 or 12.9% during the third three months of 1996 compared with $232,700 or 7.9% for the same period in 1995. These expenses increased for the quarter due to increased costs associated with investor relations including salaries, legal and public relations expenses. Additional costs associated with increased amortization and depreciation is related to increased capital assets and patent costs.

    Sales and marketing expenses for the quarter ended September 30, 1996 increased 6% or $35,200 to $612,500 or 27.8% of net sales in 1996 from $577,300 or 19.5% of net sales in 1995. This slight increase is mostly due to increased fixed costs such as advertising preparation (to prepare the Company's fourth quarter advertising media) offset by reduced variable costs due to lower sales volume.

    Research and development costs decreased by $35,900 to $152,500 for the third quarter of 1996 from $188,400 for the same quarter in 1995. The Company capitalizes its product software development cost in accordance with GAAP. These costs are being amortized over the estimated useful life of the product. The net effect of this change in the third quarter of 1996 was to defer approximately $49,700 of research expenses related to software development. Non-software development research costs are expensed as incurred and are in support of existing products as well as the development of new products.

    The Company initiated an aggressive pricing strategy during the third quarter of 1995. Associated with this program was consumer price reduction program designed to immediately reduce the retail shelf price of Voice It products. The success of this strategy helped the Company to capture the leadership role in the digital recording category.

    During third quarter, 1996, the Company recorded a non recurring charge to operations of $1,421,703. This non-cash charge results primarily from the discontinuance of the
Message Center product line and the reduction of certain inventory carrying costs due to technology advances. In discontinuing the Message Center product line, the charges incurred are due to reducing the carrying cost of existing inventory to the estimated market value as well as writing off certain amounts for related tooling and product merchandising.

    Due to the above mentioned $1,421,703 non-recurring and non-cash charge to operations, the Company recorded an operating loss for the three months ended September 30, 1996 of $1,416,152 compared with an operating loss of $722,064 for the same quarter of 1995.

    Net interest expense for the third quarter of 1996 of $56,503 compares to net interest expense during the same period last year of $19,541. The primary component of the current period interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. After interest expense, the net loss for the third quarter ended September 30, 1996 was $1,472,655 or $0.29 per share compared to a net loss of $741,605 or $0.16 per share for the third quarter of 1995.



Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995

    Sales for the nine months ended September 30, 1996 decreased to $7,355,500 from $9,449,500 during the first nine months of 1995. Several factors have contributed to the decrease in sales including a soft retail market which caused both slower retail sales and the inability to expand new distribution, the lack of new product introductions during the first half of the year and a competitors liquidation of discontinued models. During the third quarter, the Company experienced strong orders for its new high run time Note Recorders as well as its new Voice Manager product line. At September 30, 1996, the Company had over $1.1 million in orders for its Voice Manager that began shipping in early October, 1996. Due to the implementation of a national advertising campaign that will including television and radio advertising, management expects to see positive retail sales of its products through the holiday season.

    Cost of sales for the first nine months of 1996 decreased to $4,315,600 from $5,775,900 for the first three quarters of 1995. As a percentage of sales, costs have also decreased to 58.7% during the first nine months of 1996 from 61.1% of sales for the same period in 1995. This decrease is due to the material cost reduction program including price reductions through technology changes. Management implemented these programs to coincide with the aggressive pricing policy that was executed during the third quarter of 1995.

    Administrative expenses increased $122,600 or 17% to $860,400 during the first nine months ended September 30, 1996 from $737,800 during the same period of 1995. This increase is due to increased personnel and investor relations costs as well as increased amortization and depreciation as the Company increases its capital assets and patent position.

    Selling and Marketing expenses decreased $927,200 or 36% to $1,657,300 during the first three quarters of 1996 from $2,584,500 during the first nine months of 1995. The primary reason for this decrease is due to the Company not investing as heavily in consumer advertising during the first nine months of 1996. The Company is planning to concentrate its advertising during the fourth quarter of 1996, where it expects a bigger impact during the holiday gift giving season.

    Research and development expenses decreased for the nine months ended September 30, 1996 to $502,000 or 6.8% of sales compared to $576,600 or 6.1% of sales for the nine months ended September 30, 1995. The Company currently capitalizes its product software development cost in accordance with GAAP. The effect of this capitalization, net of the appropriate amortization for the three quarters of 1996, was to defer approximately $141,800 of research expenses related to software development. Non-software development research costs are expensed as incurred and are in support of existing products as well as the development of new products. Before the capitalization of software costs, total research and development expenses increased due to the introduction of the new longer run time, flash memory Note Recorders, the new Voice Manager products as well as the new Voice Activated Alarm Clock.

    While the Company posted an operating profit for the first six months of 1996, the $1.4 million one time charge to operations during the third quarter created a net operating loss for the nine months ended September 30, 1996 of $1,401,514. This compares with an operating loss for the first nine months last year of $847,957.


    Net interest expense for the first three quarters of 1996 of $200,700 is compared to a net interest income during the first three quarters of 1995 of $32,100. The primary component of this interest expense is the cost of the Company's convertible debt of $2,450,000 which was funded during the fourth quarter of 1995. This results in a net loss for the Company's nine months ended September 30, 1996 $1,602,258 or $0.32 per share compared with a net loss during the same period last year of $815,889 or $0.18 per share.

Liquidity and Capital Resources

    The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short term working capital needs as well as to guarantee letters of credit issued to a major supplier.
At September 30, 1996, the Company had cash and cash equivalents of approximately $380,400 and working capital of approximately $3,472,200.

    Cash generated by the Company during the nine months ended September 30, 1996 was approximately $129,100. For the nine months ended September 30, 1996, the Company recorded a net loss of approximately $1,602,300 and adjusted it for non-cash items totalling $1,612,972. The principal non-cash item was the $1.4 million third quarter one time charge to operations related to the discontinuation of the Message Center product line as well as inventory charges due to technology changes. Other non-cash items included depreciation, bad debts and discounts and amortization of loan costs. Uses of cash for the period included increases in inventories by approximately $216,400 as well as decreases in accounts payable and accrued liabilities by approximately $758,600 and $162,000 respectively. The decrease in accounts payable is attributable to paying for the inventories that were purchased and accumulated during the last quarter of 1995. Sources of cash for the period included decreases in the Company's accounts receivable and prepaid expenses of approximately $2,348,200 and $17,800 respectively in addition to the increase in short term notes payable. The accounts receivable decrease is due to the first quarter collection of the higher fourth quarter, 1995 sales. The increase of the note payable was due to reclassifying the Company's outstanding bank financing to short term. Additional uses of cash include $220,300 for the acquisition of tooling, property and equipment as the Company increases its manufacturing capacity for new products, and $290,300 in acquiring other assets. During the nine months ended September 30, 1996, the Company used approximately $388,000 to repay a portion of its bank line of credit and transferred approximately $222,700 to short term notes payable for a total use of cash for financing of approximately $610,700.

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

    On September 15, 1995, the Company completed a sale of its common stock and purchase warrants pursuant to the June 12, 1995 Private Placement Memorandum for 560,880 Units at $2.20 per unit. Each Unit consists of one share of the Company's $.10 par value unregistered common stock and one-half of a detachable unregistered common stock purchase warrant (the "Warrant"). One Warrant entitles the holder to purchase, at a price of $2.50, one share of Common Stock at any time until December 31, 1996. The Company also issued an additional Private Placement Memorandum with substantially the same terms and conditions as the June 12, 1995 Memorandum. Under this new Memorandum, the Company sold an additional 88,000 Units for an additional $193,600.
    On October 27, 1995, the Company issued a convertible debenture for $2,450,000 to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"). This debt was issued for seven years with an interest rate of 8% per annum. In addition to various financial covenants and redemption provisions, Renaissance has the right to convert its debt position into equity at the rate of one share of common stock for every $2.625 of principal. Additionally, for a value of $50,000, the Company issued Renaissance 915,000 warrants to buy the Company's common stock at an exercise price of $2.75 per share. These warrants are for a three year period, and may be redeemed by the Company any time after October 27, 1996 for $0.05 per warrant if the Company's common stock price reaches an average bid price of $6.00 per share for 20 prior consecutive trading days.

    Because of the third quarter $1.4 million non-cash charge to operations relating to the discontinuance of the Message Center product line as well as the current change in technology, the Company is in technical default of certain financial covenants with its lenders. This charge may also have a negative impact on the rate of conversion for the convertible debenture mentioned above. The Company is currently finalizing negotiations with the financial institutions to waive and/or cure the default.

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



                 PART II - OTHER INFORMATION



Item 1. Legal Proceedings.         None

Item 2. Changes in Securities.          None

Item  3.  Defaults upon Senior Securities.  Because  of  the
$1.4 million non-cash charge to operations for the current change in technology and discontinuance of a product line, the Company is in technical default of certain financial covenants with its lenders. This charge may also negatively impact the rate of conversion of the convertible debenture issued in connection with financing the Company obtained during fourth quarter of 1995. The Company is currently finalizing negotiations with the financial institutions to waive and/or cure the default.

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.         None

Item 6. Exhibits and Reports on Form 8-K.    None



                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VOICE IT WORLDWIDE, INC.
                                     Registrant


Date:      11/13/96                     /s/ Michelle L. Morgan
                                           Michelle L. Morgan
                                           President, CEO


Date:      11/13/96                      /s/ John H. Ellerby
                                             John H. Ellerby
                                             Chief Accounting Officer