Form 10KSB
period 1996-12-31
VOICE IT WORLDWIDE INC
filed 1997-04-07
CIK 103657

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission File Number 0-7796


                             VOICE IT WORLDWIDE, INC.
                 --------------------------------------------
                 (Name of small business issuer in its charter)

              Colorado                                     83-0203787
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer Identifica-
incorporation or organization)                      tion Number)

2643 Midpoint Drive, Suite A
     Fort Collins, Colorado                                     80525
 --------------------------------                    --------------------------
(Address of principal executive                             (Zip Code)
offices)

Issuer's telephone number, including area code:  (970) 221-1705

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X          NO
                              -----            ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $12,219,109.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 31, 1997: $2,346,700*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $.10 Par Value Common Stock-- 5,054,802 shares as of March 31, 1997.

Transitional Small Business Disclosure Format: Yes     No   X
                                                   ---     ---

  * The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by executive officers, directors and greater than five percent shareholders) by $0.734375, the average of the bid and asked prices of the Registrant's common stock as of March 31, 1997, such date being within 60 days prior to the date of filing.

                                 PART I

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to market conditions, product life cycles, customer delays in purchasing products, technology shifts, potential difficulties in introducing new products, competition, price sensitivity and the uncertainty of continuing market acceptance of the Company's products by distributors, retailers and consumers.

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

          Voice It Worldwide, Inc. (the "Company") designs, develops and markets a line of personal consumer electronics products which digitally record and store voice information on solid state memory. Voice It products utilize computer chip technology to capture and organize ideas, thoughts, reminders and messages. In 1993, the Company introduced its first product line, the Voice It(R) Personal Note Recorder, dimensionally sized like a credit card and approximately 1/3 inch thick. The compact size, ease of use and portability make Voice It Personal Note Recorders a convenient replacement for handwritten sticky notes, particularly at times and in places where handwriting is impractical. Voice It Personal Note Recorders are available in recording capacities ranging from 40 seconds to six minutes. Unique message management features make it easy to leave multiple messages, save individual messages, play them and erase them when no longer needed. Memory management, message management and high quality voice reproduction have helped the Company stay on the leading edge in product features and longer recording capacity. During 1996, Voice It was the leading brand of digital note recorders, offering six different models, with prices ranging from $29 to $90.

          In late 1995, the Company introduced its second product line, the Voice It Family Message Center. The product was launched during the Christmas season of 1995 and was positioned as a better way to leave family members messages, notes and reminders. Although the Company was able to achieve good distribution, nearly all retailers chose to carry the product in their electronics department, which is targeted toward male rather than female consumers. In late 1995 and early 1996, the Company launched its advertising program for the product but was unable to generate sufficient sales at the retail level to sustain distribution. Management believes the failure to generate strong retail sell-through was due to problems with product placement at the store level, a slow electronics retail market, pricing and communications
to the target market.   During 1996, nearly all retailers carrying the product
returned excess merchandise. Because of rapidly changing technology and the financial risk to re-introduce the product, management took a one-time writedown of the inventory and associated costs to liquidate the excess product, which it expects will be completed in 1997.

          During the fourth quarter of 1996, the Company introduced the Voice It(R) Managers, a new line of digital recording products that offers both extended digital recording capacity and organization features, including time and date stamping of messages and channel organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data bank for 100 names with three phone numbers each and auto-dialer capabilities. Three models are available with recording capacities of 22 minutes, 45 minutes or 90 minutes, ranging in price from $89 to $199. The Company was able to secure distribution in over 1,500 retail outlets and placement in several national direct mail catalogs.

          During the fourth quarter of 1996, the Company began shipping a new voice recognition clock. This product was available exclusively through the Brookstone catalog and Brookstone stores during the holiday season. This is the first travel alarm clock that lets you set the time and alarm with your voice. It also includes a special "talk back" feature confirming the time, date and alarm activation. This product is the Company's first venture into the field of voice recognition and will help expand its technology base.

          The Company distributes its products in the United States through a network of manufacturers representatives and internationally through distributors. In the U.S. and Canada, the products are available in a variety of distribution channels including direct mail catalogs, department stores, mass merchants, office super stores, catalog showrooms, electronic specialty stores and drug stores. As the category has developed, the Company secured diverse distribution in a large number of retailers. During 1996, the returns of excess Message Center inventory and a slower electronics market caused loss of distribution of Voice It note recorders in department stores and mass merchants compared with the previous year. While some retailers discontinued carrying the product, the Company was able to add some new retailers to its distribution. By year end of 1996, Voice It products were distributed in approximately 4,000 outlets in the U.S. and 1,000 outlets in Canada. Voice It products are available in such well known retailers as The Sharper Image, Brookstone, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City, Best Buy, Longs Drug Stores and Fred Meyer. In Canada, the products are also available through Radio Shack, London Drugs, Office Depot and Business Depot. Internationally, Voice It products are available in 15 countries, with new distributors in 1996 in England, Spain, Belgium and Holland.

          The Company markets its digital recording products directly to consumers, targeting those individuals most likely to benefit from the solid state technology. The Company utilizes a national public relations program, as well as print and broadcast advertising, to increase consumer awareness and purchasing of the Voice It branded products. The market for digital recorders is in the early stages of the product life cycle. From 1993 to 1995, the category grew quickly for gadget oriented products with recording capacities of less than one minute. During 1996, sales of digital recorders of this type appear to have declined and growth has only occurred with the addition of longer capacity recorders. Management believes that as digital recording technologies advance, memory costs decrease and recording capacities increase at reasonable prices, the market will again increase and begin to compete in existing similar
categories of electronic products.   New, longer capacity Voice It digital
recorders and organizers will be positioned to compete against the existing tape-based recording products and the key driven organizers found in the market today.

          The Company contracts for the manufacture of its products in the Far East, using companies with fully integrated, turnkey manufacturing services with expertise in chip-on-board technology, surface mount board assemblies, printed circuit boards, liquid crystal displays and ISO Quality Certification Programs. In addition, the Company employs on-site quality control personnel for product inspection and release. The Company protects its proprietary technologies through a combination of trade secrets, trademarks, patent applications and copyrights, where appropriate. In 1995, the Company received registration of its Voice It trademark and a design patent on the Voice It Personal Note Recorder line. In 1996, the Company continued to receive worldwide recognition of the Voice It trademark in such countries as Canada, Germany, Austria, Belgium, Luxembourg, Netherlands, France, United Kingdom, Sweden, Switzerland and Australia.

BUSINESS STRATEGY

          The Company's plan of operation and business strategy is based on the following core points:

          Market a broad range of Voice It Personal Note Recorders and Managers to meet consumer needs and to target various channels of distribution of the target market. Voice It products appeal to a broad range of consumers by offering a variety of features and prices to meet consumer communication and pricing needs. By providing several different models of both the note recorders and managers, the Company is able to broaden market appeal, significantly increase retail shelf presence and increase product benefits for the end user.

          Maintain value pricing of Voice It products to maintain market share leadership and a competitive advantage in price vs feature value to the end user. Marketing its products at competitive price points provides value to consumers when they make their brand decision. By consistently offering better features at lower prices, management believes it can compete with higher priced brand name competitors.

          Continue to increase consumer awareness of the Voice It brand name through a national public relations campaign and national advertising during key seasonal selling periods. The Company is continuing its advertising and public relations efforts to the consumer marketplace with emphasis in the gift giving
seasons of the year.    The Company plans to continue utilizing print media and
supplementing with broadcast media in target markets.

          Aggressively develop and introduce new products in the digital recording arena to maintain a leadership role in the note recorder category and to establish the Voice It brand to compete in the exiting markets of tape-based recorders and key-driven organizers. Additional emphasis has been placed in research and development to capitalize on the changing technologies in the digital voice market. In 1996, the Company introduced three new recording products and its first voice recognition product for distribution exclusively at Brookstone. In 1997, the research and development program is being accelerated to introduce products that can transfer digital voice data to the personal computer for editing, transcription, archiving and attaching to E-mail and Internet messages.

          Aggressively seek relationships which can enable Voice It to more rapidly access the market of digital, solid state recording. The Company has been focusing efforts on successfully building a profitable business by increasing its size and/or resources through strategic partnerships. With the slowing of the consumer electronics market, the Company needs to add to its critical mass to become a significant and profitable player in the consumer electronics business.

VOICE AS A PRIMARY DATA SOURCE

          The easiest and most common means of communications is by spoken word. Speaking is easy, fast, universal and expressive in meaning and connotation. The majority of documentation in business and personal life come in the form of written expression because voice cannot easily be stored and used as a source of data. However, technology advances in just the last two years are making it easier to use voice as the primary communications tool.

          With the advent of high speed personal computer processors, low cost memory and the Internet, people will soon have the capability of using voice as an alternative data source. There will be no need to convert voice into written format when speech can be used to communicate. Verbal information, captured on a Voice It digital recorder, once transferred to a PC can be saved, edited and transmitted via E-mail, without undergoing any conversion. This transformation will open up a new world of verbal communications not possible just a couple of years ago. Management believes these technological advances can create a shift in the everyday means of communication both personally and in business.

PRODUCTS

          The Company has currently defined three product categories for development: personal messaging, with the use of a Voice It personal note recorder; personal organization, with the Voice It Manager; and personal and interpersonal communications, with the Voice It PC Download Digital Recorder.

          Initially, the Company focused on personal messaging with its Voice It Personal Note Recorder product line. The Voice It note recorder was invented to provide consumers with a small, portable means of recording short messages as personal reminders. The product uses computer chip technology allowing voice signals to be recorded on a silicon chip. The Voice It Personal Note Recorder is roughly the size of a credit card. Because of its small size and light weight and the fact that it is battery powered, the product is highly portable. This portability makes the product a convenient replacement for handwritten notes and reminders, particularly in places where handwriting is impractical - such as in the car when writing is both impractical and unsafe.

          The Company has developed a product line of note recorders which includes six different models, each with a different recording capacity and some with different message management features. Recording capacities in the product line range from 40 seconds to six minutes. All models can hold multiple messages of any length up to the total recording capacity of the model.
Messages can be accessed instantaneously with controls similar to a CD player. Messages can be saved until no longer needed and erased one at a time or all at once, if necessary. Higher end models contain additional features of audio cues, speeds, and channels for categorizing messages. Voice It products are superior in the market because of the message management features, the high quality voice recording and the availability of a variety of recording capacities.

          In 1996, the Company focused on using voice as a way to keep organized
- from reminder recordings such as "call Judy about the dates for house-sitting", to messages pre-set to alarms on a daily, weekly or yearly basis such as "don't forget Mom's birthday - and her favorite flowers - gardenias", to a personal phone data bank (capable of storing 100 names with three phone numbers each) with an autodialer (when you're in a busy airport). The Voice It Manager uses high voice compression technology paired with innovative features that make it easy to save and store information in verbal form. The Voice It Manager brings state-of-the-art long capacity flash memory technology to solid state recording. Flash memory means you don't lose your information, whether it is messages or phone numbers - even when your batteries run down or you replace them. With exceptional recording capacity plus the ability to categorize information, set alarms and review messages by their date and time stamp, the Voice It Manager is the most advanced product of its kind - and at retail prices that range from $89 to $199. Recording capacities range from 22 minutes to 90 minutes.

          In 1997, the Company expects to introduce a digital recorder line
which will have the capability of interfacing with a Personal Computer.   Voice
recording on a Voice It Digital Recorder will allow information entry, access
and editing currently impossible in a tape format.    Downloading to a computer
will provide additional editing for message management features as well as the ability to archive information in voice form. Transmitting messages will also be possible by attaching voice files to E-mail or Internet messages - for more personal and expressive communication. Lastly, if information needs to be transferred to written word, voice messages can be played for easy transcription on the PC.

PERSONAL DIGITAL RECORDING MARKET

          In 1993, the Company introduced the first credit-card sized digital recorder in the market. Since that time, the Company has established itself as the leader in the digital recorder market which has grown significantly since 1993, with Voice It factory unit sales increasing from approximately 5,000 units
in 1993 to more than 300,000 units in 1996.   In the first three years of
marketing, the Company's products were positioned primarily as a replacement for handwritten notes and reminders, a new category in the personal electronics
market.   Sales growth was achieved through increased consumer demand as well as increased distribution at the retail level.

          Management estimates that in 1996, approximately half of the solid state recorder category was comprised of products with recording capacities under one minute. The low recording capacity segment of the category includes a large number of "gadget" recorder products offering poor voice quality and a limitation of recording just one message. The other half of the market consisted of products that have recording capacities ranging from approximately one and one-half minutes to 20 minutes. This segment of the category is currently dominated by Voice It models. Substantial category growth took place in 1994 and 1995 as evidenced by increased distribution and increased sales volume to existing customers. After a weak 1995 holiday selling period and an industry downturn in consumer electronics, the Company experienced lowered factory sales on its note recorder line and significant product returns on the Message Center throughout 1996. In addition, factory sales were affected by a substantial number of competitive models being liquidated at extraordinarily low selling prices. The distribution of these close-out models caused lower Voice It sales and helped contribute to the loss of distribution in some outlets.

          During the second half of 1996, the Company continued to expand its product line to include a variety of differently featured recorders, using the most recent advances in voice and digital voice technology. In 1994, Voice It offered three models for retail sale and increased this number to six models in 1995. During 1996, the Company upgraded its Personal Note Recorder product line by adding message management features and utilizing new "flash" memory. Flash memory does not require battery power to store information and, therefore, Voice It products utilizing this technology can save messages even when batteries run low or are removed and replaced. During the third quarter of 1996, the Company made the decision to discontinue its Family Message Center and began selling its remaining inventory at lower prices. In the fourth quarter of 1996, the Company introduced two new Voice It Manager organizers which use voice as the primary data entry form. These products began shipping in October; however, backorders were not completely shipped until mid-December. These late initial shipments accounted for some lost sales due to the inability of the Company to reach some retail shelves in time for the holiday buying season. Initial sell-through on these products is promising, with strong sales in the direct mail catalog outlets during November and December of 1996. By increasing recording capacities to 90 minutes and adding organization features, management believes that its brands now can compete in the "tape-based" personal recorder market as well as in the "key-entry" digital organizer market.

          Management believes that it is essential for the Company to continue to increase its product lines to incorporate new features, longer recording capacity and the ability to make communications easier and faster with the interface to the personal computer. By incorporating ways to use voice to simplify and improve communications, digital recording can be utilized in more personal and business environments.

MARKETING AND SALES

          The Company markets its products primarily through retail channels.
In the U.S. and Canada, the Company's products are available in a broad range of retail stores including office super stores, catalog showrooms, electronic specialty stores, department stores and catalogs and direct mail catalogs.

Approximately 4,000 retail outlets in the United States carry the products, including such retailers as Neiman Marcus, Foley's, Hammacher Schlemmer, Day-Timers, J.C. Penney catalog, Service Merchandise, Staples, OfficeMax, Office Depot, Fedco, Lechmere, Circuit City, Best Buy, Brookstone and The Sharper Image. For the fiscal year ended December 31, 1996, the Company had one customer which accounted for sales of approximately 13% of its business. In Canada, the products are available in Radio Shack stores, London Drugs, Office Depot and Business Depot stores. Internationally, the Company's products are distributed through a variety of retail stores and catalogs.

          The Company's marketing strategy emphasizes the unique features and benefits of the Voice It Personal Note Recorder and Voice It Manager products. The Company offers several models for broad scale distribution and selected models for sheltered distribution in department stores and direct mail catalogs. The Company's strategy also emphasizes the sales potential of the product line based on successes at other retail outlets and the margins the product affords to retailers.

          The Company sells its products to retailers through a national network of independent manufacturers representatives who sell through direct contact with retail and wholesale accounts. The Company has 20 independent groups who cover the U.S. and Canadian markets. These representatives are paid on a commission-only basis. In addition, the Company utilizes exclusive distributors internationally and has focused its efforts mainly in Europe. U.S. and Canadian retail accounts are provided with payment terms of up to 60 days whereas international business is primarily conducted with the use of letters of credit, payment upon receipt of goods and payment terms of up to 30 days after receipt of goods.

          The Company promotes its products directly to consumers through national advertising and public relations efforts. In 1995, the Company concentrated its national advertising in print and radio, running two flights during the year, one at the Father's Day gift period and again during the holiday season. In 1996, the Company focused the majority of its efforts primarily in national television advertising airing during the holiday selling season on such networks as TNT, TBS, CNN and Headline News. Management believes that its advertising efforts have increased consumer awareness and purchases of the Voice It brand. Total dollar expenditures on advertising were decreased in 1996 compared with 1995 due to the discontinuance of the Message Center product line and the decreased advertising expenditures during the Father's Day period.

          The Company also engages the services of a public relations firm to generate trade and consumer press coverage of its products. The efforts this year have been significant in terms of print, radio and broadcast coverage of Voice It products in such venues as Popular Science, Selling Power, Sales and Marketing Technology, Today's Realtor, Computer Life, New York Magazine and numerous newspapers across the country.

MANUFACTURING AND SUPPLIERS

          The Company currently contract manufactures its products in the Far East with firms specializing in fully integrated, turnkey contract manufacturing of electronic products. They have expertise in chip-on-board technology, surface mount board assemblies, printed circuit boards and liquid crystal displays. They provide the Company with vertically integrated manufacturing operations which management believes provide better manufacturability and cost effectiveness for its products. Additionally, these companies employ ISO Quality Certification Programs, which help insure that the products meet the Company's quality specifications. The Company also takes an active role in quality assurance by employing on-site quality control personnel to conduct in-process and final quality inspection as well as authorize release of finished goods shipments.

          The Company purchases certain critical component parts of its products directly from third parties. In addition, the Company relies on its contract manufacturers to supply critical components. Primary suppliers of chip technology used in the Company's products include Information Storage Devices, Inc., Lucent Technologies, Microchip Technology, Inc., Oki Electronic Ltd. and Samsung Semiconductor.

COMPETITION

          Although the Voice It Personal Note Recorder was the first product of its kind to be sold widely through retail channels, direct competition emerged during the second half of 1994. Many products which compete with the note recorder line are of short recording capacity, low recording quality and have little or no ability to manage multiple message recording, selectively erase or skip search messages. The primary competitor to date in this segment of the category is a product called MemoMate which was introduced in the market in late 1994 through a direct marketing campaign utilizing direct response advertising on television. This product was originally priced in the $30 range when first introduced to the retail market in early 1995. Voice It's aggressive pricing strategy, implemented during the second half of 1995, forced MemoMate to reduce prices and eventually to close out price its remaining models. Most of the close out prices occurred in 1996 when the average selling price on this product were at levels below $12. In addition to MemoMate, there have been numerous other small brands which have entered the market at the low end including Conair, Allied Voice, Northwestern Bell and a number of "recorder-key chains" with 20 seconds or less of recording capacity. Many of these products were introduced in 1995 and have been sold at close out pricing during 1996. Management believes that a certain segment of the market exists for products in this "gadget" category, but that products of this type do not offer substantial benefits to consumers and are sold at very low margins to reach retail prices below $15.

          During 1996, several large companies entered the digital recording market with products which ranged in recording capacities from 20 seconds to 18 minutes. Olympus was the first company to introduce a line of personal note recorders directly competitive with the lower capacity recorders in the Voice It product line, but at higher price points. Olympus was able to secure limited distribution to compete directly with Voice It. During the second half of 1996, Olympus reduced the retail price of their products to compete at the same price points as Voice It. In the limited number of stores where the brands directly compete, Olympus has been able to gain some market share. In early 1997, Olympus introduced their plans to market a digital recorder using removable flash memory for delivery in the second half of the year, with a recording capacity of approximately 30 minutes and a projected price of $250.00 at retail.

          In early 1996, General Electric introduced a note recorder with approximately 90 seconds of memory. Distribution of the product was fragmented and was not seen in the outlets that carry Voice It products. By the end of the year, retailers reported getting special close out pricing on this model. No significant market share was able to be gained by General Electric. In mid-1996, Sony began shipping a digital recorder with 16 minutes of capacity. The unit retailed in price at approximately $150 and offered message management and digital editing features. The product was able to secure distribution in office super stores, electronic specialty outlets and department stores; however, market share is estimated to be low for the Sony product. In 1997, the Company expects to see new competition in the personal note recorder category as well as in the longer recording capacity digital recording market. It is expected that such companies as Sanyo, Aurora, Machina, and Sycom will be introducing new products in the digital recording arena, as well as continuing products from Olympus and Sony.

          Indirect competition for the Voice It products exists in other portable digital recording products at the high end of the market. One of these competitors, Voice Powered Technology International, Inc., utilizes voice recognition technology in an organizer that can serve as a note recorder. Voice Powered products were priced significantly higher than the Company's in 1995 and early 1996 at prices ranging from $100 and above. By mid-1996, Voice Powered redesigned its product line utilizing flash technology and sold older models at close-out pricing during the second half of 1996. The introduction of their new products and the sales of their older models at reduced prices allowed Voice Powered to gain distribution and market share during the second half of 1996.

          The Company believes that in the emerging solid state recorder category, competitive activity can serve to increase consumer awareness and stimulate consumer demand. With effective positioning of Voice It products as a feature and value leader, management believes it can effectively compete in the note recorder category as well as the organizer and "tape" based recorder markets.

PATENTS AND TRADEMARKS

          The Company seeks to protect its proprietary technologies through a combination of trade secrets, patents and copyrights, where appropriate. A patent application for the Voice It products was filed with the U.S. Patent and Trademark Office in March 1993 and is currently pending. Additionally, patents have been filed in 15 foreign countries. Management believes that the secondary or advanced features of its credit card-sized solid state voice recorder may be patentable under current patent law in both the United States and internationally. Additionally, the Company's patent applications do not appear to infringe on any currently issued patents in the United States or internationally. The Company has received trademark registration in the United States for "Voice It" and has also received registered trademarks for "Voice It" in various foreign countries. The Company has also received a design patent in the United States for its Voice It Personal Note Recorders.

          Management believes that due to the rapid pace of technological change in its industry, the Company's success is likely to depend more upon continued innovation, technical expertise, established retail distribution, marketing skill and customer support than on legal protection of the Company's proprietary rights.

EMPLOYEES

          The Company currently employs 29 persons, including its seven executive officers and its vice president of manufacturing. Management believes that it maintains good relationships with the employees. The Company's employees are not unionized.

PRIOR CORPORATE HISTORY

          Prior to the merger in 1994, Voice It Technologies, Inc. ("Voice It") was incorporated in 1993 to design, develop and market electronic personal message products to be used in the home, automobile, away from home and in business. Product development was commenced in 1992 by Tim Walters and Anil Agarwal, working on product concepts and prototypes of a working solid state personal note recorder. In early 1993, a management team was assembled to evaluate the market potential for hand-held personal note recorders using computer chips as the recording media. Secondary research and focus groups were conducted in early 1993, which led management to believe that it could achieve market acceptance of its Voice It Personal Note Recorder. The Company was incorporated in April 1993, completed initial business plans and commenced efforts to obtain financing for its proposed operations. The Company's first private placement of Common Stock was completed in September 1993. The Company continued its funding through additional management contributions to capital and a second private placement which was completed in November 1994.

          While the Company was seeking capital in 1993, it made initial contact with the officers of Lander Energy Co. ("Lander"). Discussions took place in early 1994 regarding potential capital funding through a merger with Lander.
The Board of Directors of Voice It believed a merger with Lander offered the Company and its shareholders an opportunity to enhance its financial strength, thereby providing increased opportunity for growth, technology innovation and to meet competitive challenges.

          Effective December 29, 1994, the shareholders of Lander and Voice It, respectively, approved and adopted an Agreement and Plan of Merger, dated as of June 27, 1994, as amended effective September 6, 1994 (the "Merger Agreement") which provided for, among other things, the merger of Voice It with and into Lander (the "Merger"). As a result of the Merger, Lander acquired the assets and assumed the liabilities of Voice It and Voice It ceased to exist as a separate legal entity. Although Lander was the surviving entity, for accounting purposes the Merger has been treated as a reverse acquisition with Voice It as the acquirer.

          Pursuant to the Merger Agreement, Lander (i) amended its articles of incorporation to provide for a 4.98 for 1 reverse split of all outstanding shares of its Common Stock prior to the Merger, resulting in 979,431 post-split shares, while maintaining the number of authorized shares of Common Stock at 10,000,000 with a par value per share of $0.10; (ii) issued an aggregate of 3,428,500 shares of Common Stock to the holders of all of the common stock of Voice It; and (iii) changed its name to "Voice It Worldwide, Inc."

          Because of the reverse acquisition accounting treatment, with Voice It as the acquirer, the historical financial statements prior to and including 1994 are those of Voice It. The operations of Voice It are the only continuing operations of the Company after the Merger.


ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

          The Company's principal executive office is located at 2643 Midpoint Drive, Suite A, Fort Collins, Colorado 80525, and its telephone number is (970) 221-1705. The Company currently leases approximately 4,800 square feet of office and warehouse space at a monthly rental of approximately $4,200 expiring in February 1998. Management believes that its leased space will be adequate at least until the end of 1997.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

          No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company in connection with any matter involving the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

     (a) Commencing January 6, 1995, the Common Stock began trading in the over-the-counter market on the NASD OTC Bulletin Board on a post-Merger basis under the symbol "MEMO." The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock:

    QUARTER ENDED          HIGH    LOW
    -------------          -----  -----

     March 31, 1995        $2.75  $1.00
     June 30, 1995          4.00   2.00

     As of July 18, 1995, the Common Stock began trading on the Nasdaq SmallCap Market under the symbol "MEMO." Since July 18, 1995, the high and low bid prices of the Common Stock were as follows:

    QUARTER ENDED          HIGH    LOW
    -------------          -----  -----

     September 30, 1995    $4.00  $2.38
     December 31, 1995      3.38   2.13

     March 31, 1996        $2.75  $0.94
     June 30, 1996          2.00   1.00
     September 30, 1996     2.13   1.38
     December 31, 1996      1.56   1.00

     The foregoing information was provided by the National Quotation Bureau based on information supplied by the National Association of Securities Dealers, Inc. through the NASD OTC Bulletin Board, its automated system for reporting non-Nasdaq quotes. Prices do not include retail markup, markdown or commissions.

     (b) As of March 31, 1997, there were approximately 2,200 record holders of the Common Stock.

     (c) No dividends have been declared by the Company within the last two years and the Company does not presently intend to declare any dividends in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

OVERVIEW

     Voice It Worldwide, Inc. designs, develops and markets personal consumer electronics products which allow people to verbalize reminders and messages for themselves and others without the need for pen and pencil. Voice It products utilize computer chip technology to capture ideas, thoughts, reminders and messages, incorporating high quality recording with patent pending message management features.

     The Company's first product, the Voice It(R) Personal Note Recorder, with a 75-second capacity, was introduced in the market in November 1993. Since then, the Personal Note Recorder product line has expanded to six different models with recording capacities from 40 seconds to six minutes with price ranges of $29 to $90. Voice It Personal Note Recorders are about the size of a credit card and approximately 1/3 inch thick. Their compact size, portability and ease of use make them a convenient replacement for handwritten sticky notes, particularly at times and in places where handwriting is impractical. Unique message management features make it easy to record multiple messages, play them and erase them when no longer needed.

     During the fourth quarter of 1996, the Company introduced the Voice It(R) Managers, a new line of digital recording products that offer both extended digital recording capacity and organization features, including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities. The Company was able to introduce these products in over 1,500 stores in addition to several national direct mail catalogs. As of the first quarter of 1997, the Company is marketing three models which have recording capacities of 22, 45 and 90 minutes and range in price from $89 to $199.

     The Company markets its products in the United States and internationally in Canada, Europe, South Africa and the Middle East. Voice It products are now available in a variety of distribution channels including direct mail catalogs, department stores, mass merchants, office super stores, catalog showrooms, electronic specialty stores and drug stores. Many of the retailers carrying Voice It products are well known stores such as The Sharper Image, Brookstone, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City and Best Buy. In Canada, the products are also available through Radio Shack, London Drugs, Office Depot and Business Depot. Internationally, the Company now has distribution in approximately 15 countries worldwide, with new distributors in England, Spain, Belgium and Holland. The Company experienced strong retail success in France and Italy during 1996.

     At the start of the third quarter of 1995, the Company implemented a new pricing strategy on its Personal Note Recorder line to broaden consumer demand, capture a significant market share, create a dominant retail shelf presence and deter low end competition in the marketplace. The Company lowered prices on its shorter run time units and introduced new higher margin note recorders with longer recording capacities. Management believes the pricing strategy has allowed the Company to capture a significant share of the note recorder market.

     In late 1995, the Company introduced a second product line, the Voice It Family Message Center. The product was launched during the Christmas season of 1995 and was positioned as a better way to leave family members messages, notes and reminders. Although the Company was able to achieve good initial distribution, nearly all retailers chose to carry the product in their electronics department, which is targeted toward male rather than female consumers. In later 1995 and early 1996, the Company launched its advertising campaign for the product, but was unable to generate enough retail sell-through to sustain the distribution. Management believes the failure to generate strong retail sales was due to a combination of problems with the product placement at the store level, a slow electronics retail market, pricing and communication to the target market. During 1996, nearly all retailers carrying the product returned the merchandise, leaving the Company with excess inventory. Because of the rapid change in technology and the financial risk to re-introduce the product, management chose to write down the value of the inventory and the associated costs of the technology change and take a $1,421,700 non-cash charge to operations during the third quarter of 1996. During 1997, the Company will liquidate the remainder of the inventory at prices at or above the reduced value.

     Because of the magnitude of this non-cash charge to operations, below is a proforma comparison of the Statements of Operations for the twelve months ended December 31, 1995 and 1996 showing the operations of the Company without the effect of the non-cash charge:


                                   PROFORMA STATEMENTS OF OPERATIONS
                                   ---------------------------------

                                   DECEMBER 31,        DECEMBER 31,
                                       1995                1996
                                  $  (000)   %         $  (000)   %
                                  -------   ---        -------   ---

Sales - net                       $15,635   100        $12,219   100
                                  -------   ---        -------   ---
Gross profit without obsolete
  charge to operations              5,930    38          5,203    42
Operating expenses                  6,883    44          5,064    41
                                  -------   ---        -------   ---
Operating profit (loss) before
  obsolete non-cash charge           (953)   (6)           139     1
Obsolete goods non-cash
  charge to operations                  0     0          1,422    12
                                  -------   ---        -------   ---

Net operating income (loss)       $  (953)   (6)       $(1,283)  (11)
                                  =======   ===        =======   ===


     This proforma presentation illustrates the increase in gross margins of the Company as a percentage of sales due to the cost reduction program placed into effect during the second half of 1995. Additionally, the proforma statements show the effect that increased gross margins had on achieving an operating profit for 1996, prior to the non-cash charge to operations.

RESULTS OF OPERATIONS:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                                                  Years Ended December 31,
                                                       1995    1996
                                                      ------  -------

          Net sales                                   100.0%   100.0%
          Cost of goods sold                           62.1     57.4
          Cost of obsolete goods & related charges      0.0     11.7
                                                      -----   ------
              Gross margins                            37.9     30.9
          Operating expenses
              Administrative                            5.6      9.6
              Selling & marketing                      34.7     25.4
              Research & development                    3.7      6.4
                                                      -----   ------
          Total operating expenses                     44.0     41.4
                                                      -----   ------
          Operating (loss)                             (6.1)   (10.5)
          Other income, net                            (0.2)    (2.2)
                                                      -----   ------
          Net (loss) before income tax
           benefit                                     (6.3)   (12.7)
          Income tax benefit                            0.0      0.0
                                                      -----   ------
          Net (loss)                                  (6.3)%  (12.7)%
                                                      =====   ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Sales for the year ended December 31, 1996 decreased 22% to $12,219,100 from $15,634,800 for the year ended December 31, 1995. This decline in sales is due in part to the discontinuance of the Company's Message Center product line. The Company introduced that product during the second half of 1995 and sold over $1 million during that time. During 1996, the Company credited returns of Message Center product which did not sell-through before year-end. After a weak consumer electronics 1995 holiday selling season, the Company's sales were affected by the corresponding industry downturn in consumer electronics. In addition, sales were affected by a substantial number of competitive models being liquidated at extraordinarily low prices. During the last half of 1996, the Company, in keeping with its leadership role, introduced new products with "Flash" technology and expanded its Personal Note Recorder line to include models with times ranging from 40 seconds to six minutes. The new "Flash" chip technology allows messages to be retained on the Voice It unit without battery backup, thereby expanding the usefulness of the product. In October 1996, the Company also began shipping the new Voice It Manager series of products. These new Voice It Manager products have recording times up to 90 minutes with features that include a display, 4 channels with corresponding icons, alarms and a phone data base that will allow you to automatically dial many telephones.

     Cost of sales for the twelve months ended December 31, 1996 decreased $2,688,900 to $7,016,500 or 57.4% of net sales in 1996 from $9,705,300 or 62.1%
of net sales in 1995 due in part to the corresponding decrease in sales. However, cost of sales also decreased as a percentage of net sales due to an aggressive cost reduction program initiated during the latter part of 1995. The Company expects to continue its efforts to lower costs as a percentage of sales.

     Cost of obsolete goods and related charges were $1,421,700 for the year ended December 31, 1996. As mentioned above, during 1996, the Company discontinued selling its Message Center product line as an ongoing item and began to liquidate its inventory. The Company incurred a non-cash charge to operations related to writing down the carrying value of Message Center inventory as well as a write down of older technology inventory to net realizable values.

     Administrative expenses increased $299,100 to $1,171,600 in 1996 compared with $872,500 in 1995. This increase is due to three factors. First is an increase in the customer service costs. The Company places a great emphasis on customer service as the link in keeping Voice It customers satisfied and purchasing additional Voice It products. The second source of the administrative expense increase is the higher personnel costs related to the expansion of our financial area. Third, the Company expanded its financial and shareholder relations program during 1996. Because the Company's common stock is not actively traded, the Company initiated a program to increase its presence with the financial community. As a percentage of net sales, administrative expenses increased to 9.6% in 1996 from 5.6% in 1995. The reason for this increase as a percentage of sales is due to the increased expenses as well as the decrease in the sales base.

     Sales and marketing expenses for the year ended December 31, 1996 decreased by $2,325,400 to $3,106,800 or 25.4% of net sales in 1996 from $5,432,200 or
34.7% of net sales in 1995. This decrease is due in part to the discontinuance of the Message Center product and the related advertising and promotion costs that were incurred during 1995. Additionally, many sales expenses, such as sales commissions and cooperative advertising, are variable and decrease in proportion to the sales decrease. Finally, during 1995, the Company incurred approximately $625,000, or approximately 4% of net sales, in price rebates to retail accounts carrying Voice It products. This charge was used to immediately lower the price to consumers as part of the Company's 1995 pricing strategy and was not repeated during 1996. The Company continued its national advertising campaign during 1996 with an introduction into television. During the fourth quarter of 1996, Voice It advertising was shown on the Turner networks including CNN, Headline News, TBS and TNT. The Company also continued its radio advertising with spots in selected markets.

     Research and development costs increased by $207,700 to $785,900 in 1996 from $578,200 in 1995. Research and development costs are classified as either support costs and hardware design costs, which are expensed as incurred, or the development of new software programs used in the Company's products, which is capitalized and expensed over the economic useful life of the related product. The increase in research and development costs during the year was due to developing and expanding the Company's current Personal Note Recorder line by adding two new recorders that take advantage of new "Flash" chip technology. Additionally, the Company introduced two new Voice Manager models that include the new "Flash" chip technology and have recording times of 22 and 45 minutes, with a 90-minute model to be introduced early in 1997. New product development is an essential activity of the Company with over 40% of 1996's sales volume being accounted for by new models. The Company is also working toward strengthening its current technology associations with such companies as Information Storage Devices, Microchip Technology Inc., Oki Electronics, Lucent Technologies, Samsung Semiconductor and Toshiba to achieve longer recording times as well as unique message storage and retrieval features.

     The operating loss for the year ended December 31, 1996 was $1,283,400 compared with an operating loss of $953,400 in 1995. The primary factor that contributed to this loss for the year ended December 31, 1996 was the $1,421,700 charge to operations relating to obsolete goods and related charges, primarily resulting from the write-down of the Company's Message Center product line. Without this charge, the Company would have recorded an operating profit of $138,300 for the year compared with the $953,400 loss during 1995. The primary reason for this increase is due to the decreased cost of goods sold and resulting margin increase. While the Company's sales were $3.4 million lower during the current year, gross margins, exclusive of the obsolete charges, were lower by only $726,900 resulting in a higher gross margin as a percentage of sales. The other reason for the net increase in operating profit is due to the decrease in selling and marketing expenses. Voice It products continue to lead the Note Recorder market for both units and dollars in sell-through to the consumer. However, because the Note Recorder category has not grown as fast as originally anticipated, and because Voice It has limited resources to promote this new category, it is important that the Company continue its efforts in extending recording times and operating features on its digital recorders to compete in established categories including the tape recorder market and organizer category.

     Other income (expense) for the twelve months ended December 31, 1995 consisted primarily of interest expense on borrowed funds as well as expensing a portion of the deferred loan costs associated with the $2.4 million convertible debt. Net loss for the year ended December 31, 1996 was $1,556,251 or $0.31 per share compared with the net loss for the same period last year of $980,318 or $0.21 per share. Again, the primary reason for the 1996 loss was the $1.42 million non-cash charge to operations for cost of obsolete goods and related charges.

QUARTERLY OPERATING RESULTS

     The following table sets forth certain statements of operations data for each of the Company's last four quarters using the proforma format mentioned above. The information for each of these quarters is unaudited but includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary to present fairly this information. This information was not reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.

                                                             QUARTERS ENDED
                                   ---------------------------------------------------------------------
                                    MARCH 31,        JUNE 30,        SEPTEMBER 30,         DECEMBER 31,
                                      1996             1996             1996                   1996
                                    $ (000)   %      $ (000)   %     $  (000)   %          $ (000)   %
                                    ------   ---     ------   ---    -------   ---         ------   ---

Sales - net                         $2,762   100     $2,391   100    $ 2,203   100         $4,863   100
                                    ------   ---     ------   ---    -------   ---         ------   ---
Gross profit without obsolete
  charge to operations               1,060    38        925    39      1,134    51          2,084    43
Operating expenses                   1,055    38        916    39      1,128    51          1,965    40
                                    ------   ---     ------   ---    -------   ---         ------   ---
Operating profit before
  obsolete non-cash charge               5     0          9     0          6     0            119     3
Obsolete goods non-cash
  charge to operations                   0     0          0     0      1,422    64              0     0
                                    ------   ---     ------   ---    -------   ---         ------   ---

Net operating income (loss)         $    5     0     $    9     0    $(1,416)  (64)        $  119     3
                                    ======   ===     ======   ===    =======   ===         ======   ===


     As in previous years, approximately 40% of the Company's annual sales occurred during the fourth quarter due to the holiday gift giving season. By introducing longer run time recorders and voice managers, the Company is attempting to better serve the business user and alleviate some of the current seasonality.

     Gross margins as a percentage of sales increased during the year from 38% during the first quarter to 48% in the third quarter before settling slightly, because of the impact of international sales, during the fourth quarter to 43%. This general increase is due to the cost reduction program that was began during the second half of 1995.

     Excluding the one time charge to operations of the write-down of older technology inventory and other related costs, the Company recorded an operating profit for each quarter during 1996. This was accomplished through the increase in gross margins as well as controlling the fixed operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth to date primarily from the sale of Common Stock, an equity merger with Lander Energy Co. as well as the issuance of convertible debt. The Company also utilizes bank financings for additional operating capital as well as to guarantee letters of credit issued to major suppliers. At December 31, 1996, the Company has cash and cash equivalents of approximately $585,400. The Company also had working capital at December 31, 1996 of approximately $3.5 million.

     Cash generated by the Company from operations during the year ended December 31, 1996 was approximately $1,278,600. The principal non-cash item was the $1.4 million third quarter charge to operations related to the inventory write down of the Company's Message Center product line as well as other inventory and related charges due to technology changes. Other non-cash items include depreciation, bad debts and discount reserves and amortization of loan costs. Additional sources of operating cash were the decrease in receivables of approximately $1,873,800, in addition to the increase of accounts payable of approximately $43,500. Uses of operating cash were increases in inventories and prepaid expenses of approximately $180,900 and $16,400, respectively, as well as the decrease in accrued liabilities of approximately $486,300. Additional uses of cash included investing activities of $249,600 for the acquisition of tooling, property and equipment and $350,900 for other assets. Cash used in financing activities include payment of debt of approximately $344,000.

     The Company currently has a $3 million revolving line of credit with a bank through March 1997. The amount the Company may borrow from this line of credit is limited by the level of its eligible domestic accounts receivable and is secured by the tangible assets of the Company. The Company is currently negotiating a new $2 million line of credit to replace the current line. Under the new line of credit, the Company's borrowing will be limited to 75% of eligible domestic and international accounts receivable as well as a certain percentage of finished goods inventory. The line of credit contains various financial covenants and bears interest at 2.5% above the bank's base rate.

     The Company believes that when it completes the new Bank financing and with the current capitalization, the Company should be sufficiently financed for 1997. However, if the Company experiences significant sales growth during 1997, it may be necessary for it to increase its bank line of credit or seek additional sources of funds.

SEASONALITY

     The Company anticipates that its business will be seasonal, with approximately 40% of its sales occurring in fourth quarter for the Christmas holiday season.

FOREIGN EXCHANGE

     The Company's products are principally purchased from suppliers in the Far East with its prices negotiated on an annual basis in U.S. dollars at exchange rates as adjusted annually. Exchange rate fluctuations between the U.S. dollar and the Singapore dollar may have an effect on the Company's costs of sales and gross margins. In that event, it may become uneconomical to continue the current relationship between the Company and its suppliers.

     The Company also records a significant amount of its revenues in Europe and the Middle East. In most countries, the Company sets its sales prices in U.S. dollars so that any variance is for the purchaser's account. However, if the exchange rate fluctuates between these other currencies and the U.S. dollar, it may have an adverse effect on the Company's sales.

INFLATION

     Management believes that inflation has not and will not have a significant impact on its business.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------


              Table of Contents
              -----------------


Independent Auditors' Report............  F-1

Financial Statements

    Balance Sheets......................  F-2

    Statements of Operations............  F-3

    Statements of Stockholders' Equity..  F-4

    Statements of Cash Flows............  F-5

Notes to Financial Statements...........  F-6

       [LETTERHEAD OF EHRHARDT KEEFE STEINER & HOTTMAN PC APPEARS HERE]


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Voice It Worldwide, Inc.
Fort Collins, Colorado


We have audited the balance sheets of Voice It Worldwide, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice It Worldwide Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         ---------------------------------------
                                         Ehrhardt Keefe Steiner & Hottman PC
March 3, 1997
Denver, Colorado

                           VOICE IT WORLDWIDE, INC.

                                BALANCE SHEETS

                                                 December 31,
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
                                  ASSETS
Current assets
 Cash and cash equivalents                $   251,321   $   585,414
 Accounts receivable, net of allowance
  of $173,165 (1995) and $93,965 (1996)
  (Note 4)                                  4,959,919     3,246,302

 Other receivables                            115,299        34,358
 Inventories (Notes 3 and 4)                3,512,245     2,570,632
 Prepaid expenses and other current
  assets                                      115,612        44,836
                                          -----------   -----------
     Total current assets                   8,954,396     6,481,542

Tooling, furniture and equipment, net
 of accumulated depreciation (Note 3)         254,677       379,707


Other assets, net of accumulated
 amortization (Note 3)                        463,327       680,250
                                          -----------   -----------

Total assets                              $ 9,672,400   $ 7,541,499
                                          ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                         $ 2,199,876   $ 2,243,426
 Accrued liabilities (Note 3)                 720,721       446,500
 Line-of-credit (Note 4)                            -       266,722
                                          -----------   -----------
     Total current liabilities              2,920,597     2,956,648

Long-term debt (Notes 4, 5 and 7)           3,060,701     2,450,000

Commitments (Notes 2 and 6)

Stockholders' equity (Note 7)
 Common stock; $.10 par value;
  10,000,000 shares authorized;
  5,054,802 shares issued and
  outstanding                                 505,480       505,480

 Additional paid in capital                 5,364,910     5,364,910
 Accumulated deficit                       (2,179,288)   (3,735,539)
                                          -----------   -----------
                                            3,691,102     2,134,851
                                          -----------   -----------

Total liabilities and stockholders'
 equity                                   $ 9,672,400   $ 7,541,499
                                          ===========   ===========

                      See notes to financial statements.

                           VOICE IT WORLDWIDE, INC.

                           STATEMENTS OF OPERATIONS

                                                  Years Ended
                                                  December 31,
                                          ----------------------------
                                              1995           1996
                                          -------------  -------------
Net sales                                  $15,634,828    $12,219,109
Cost of sales                               (9,705,312)    (7,016,450)
Cost of obsolete goods and related
 charges                                             -     (1,421,703)
                                           -----------    -----------
Gross profit                                 5,929,516      3,780,956
                                           -----------    -----------

Operating expenses
 Administrative and general                    872,466      1,171,614
 Selling and marketing                       5,432,260      3,106,839
 Research and development                      578,204        785,866
                                           -----------    -----------
    Total operating expenses                 6,882,930      5,064,319
                                           -----------    -----------

Net operating loss                            (953,414)    (1,283,363)

Other income (expense)
 Interest expense                              (94,162)      (273,786)
 Interest income                                67,258            898
                                           -----------    -----------

Net loss                                   $  (980,318)   $(1,556,251)
                                           ===========    ===========


Net loss per common share                        $(.21)         $(.31)
                                           ===========    ===========

Weighted average number of shares            4,607,884      5,054,802
 outstanding                               ===========    ===========

                      See notes to financial statements.

                            VOICE IT WORLDWIDE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996


                                               Common Stock        Additional
                                          ----------------------    Paid-in      Accumulated
                                            Shares      Amount      Capital        Deficit        Total
                                          ----------  ----------  ------------  -------------  ------------
Balance - December 31, 1994               4,407,931    $440,793    $4,274,559    $(1,198,970)  $ 3,516,382

Payment to shareholder for exercise of
 appraisal rights                            (2,009)       (201)       (4,011)             -        (4,212)

Issuance of common stock at $2.20 per
 share, net of offering costs of
 $318,286                                   648,880      64,888     1,044,362              -     1,109,250

Issuance of common stock purchase
 warrants in connection with
 convertible debenture (Note 7)                   -           -        50,000              -        50,000

Net loss                                          -           -             -       (980,318)     (980,318)
                                          ---------    --------    ----------    -----------   -----------

Balance - December 31, 1995               5,054,802     505,480     5,364,910     (2,179,288)    3,691,102

Net loss                                          -           -             -     (1,556,251)   (1,556,251)
                                          ---------    --------    ----------    -----------   -----------

Balance - December 31, 1996               5,054,802    $505,480    $5,364,910    $(3,735,539)  $ 2,134,851
                                          =========    ========    ==========    ===========   ===========

                           VOICE IT WORLDWIDE, INC.

                           STATEMENTS OF CASH FLOWS

                                                  Years Ended
                                                  December 31,
                                          ---------------------------
                                              1995          1996
                                          ------------  -------------
Cash flows from operating activities
 Net loss                                 $  (980,318)   $(1,556,251)
                                          -----------    -----------
 Adjustments to reconcile net (loss) to
  net cash provided by or used in
  operating activities
  Write off of obsolete inventory and
   related items                                    -      1,421,703
  Allowance for discounts and bad debts       101,431        (79,200)
  Depreciation and amortization               123,791        258,600
  Changes in current assets and
   liabilities
      Receivables                          (2,643,853)     1,873,758
      Prepaid expenses                        (82,644)       (16,366)
      Inventories                          (3,036,229)      (180,870)
      Accounts payable                      1,036,227         43,550
      Accrued liabilities                     218,292       (486,298)
                                          -----------    -----------
                                           (4,282,985)     2,834,877
                                          -----------    -----------
        Net cash (used in) provided by
         operating activities              (5,263,303)     1,278,626
                                          -----------    -----------
Cash flows from investing activities
 Other assets                                (239,877)      (350,944)
 Acquisition of tooling, furniture and
  equipment                                  (244,195)      (249,610)
                                          -----------    -----------
        Net cash used in investing
         activities                          (484,072)      (600,554)
                                          -----------    -----------

Cash flows from financing activities
 Borrowings (payments) on line of
  credit - net                                610,701       (343,979)
 Proceeds from long-term debt               2,450,000              -
 Payment of long-term debt                    (38,750)             -
 Increase in deferred loan costs             (181,274)             -
 Proceeds from issuance of stock - net
  of costs                                  1,109,250              -
 Payment of stockholder appraisal rights       (4,212)             -
 Proceeds from issuance of common stock
  warrants                                     50,000              -
                                          -----------    -----------
        Net cash provided by (used in)
         financing activities               3,995,715       (343,979)
                                          -----------    -----------

Net (decrease) increase in cash and
 cash equivalents                          (1,751,660)       334,093

Cash and cash equivalents - beginning
 of year                                    2,002,981        251,321
                                          -----------    -----------

Cash and cash equivalents - end of year   $   251,321    $   585,414
                                          ===========    ===========

Supplemental disclosure of cash flow information
    Cash paid during the year for interest was $71,371 (1995) and $269,016
    (1996).

                      See notes to financial statements.

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Voice It Worldwide, Inc. (the Company) designs, develops and markets a line of personal consumer electronics products which digitally record and store voice information in solid state memory. Voice It products utilize computer chip technology to capture and organize ideas, thoughts, reminders and messages.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method and consist primarily of finished goods and raw materials. Finished goods include raw materials, labor and overhead.

Tooling, Furniture and Equipment
--------------------------------

Tooling, furniture and equipment are recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives for the following asset categories:

                Tooling                      3 years
                Furniture and equipment      3 - 5 years

Maintenance and repairs are charged to operations in the year in which the expense is incurred. Additions and improvements are capitalized.

Revenue Recognition
-------------------

Revenue is recorded at the time products are shipped to the customer.

Research and Development
------------------------

Research and development costs for new products are charged to expense as incurred.

Product Software Development Costs
----------------------------------

The Company capitalizes product software development costs when product technological feasibility is established and concluding when the product is ready for sale. Software development costs are amortized on the straight-line method over an expected useful life of three years.

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Patent Costs
------------

Patent costs are those costs related to filing for patents. These costs are amortized on a straight-line basis over the estimated useful lives not to exceed seventeen years.

Loss Per Share
--------------

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not considered in this calculation as their inclusion would be antidilutive.

Warranty
--------

Estimated warranty costs are accrued at the time of sale.

Concentration of Credit Risks
-----------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables.

The Company places its cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1996 exceeded that amount by approximately $147,000.

The Company grants credit, in the normal course of business, to its customers who sell their products through catalog distribution and retail outlets. The Company sells to customers located throughout the United States, Europe, Asia and Canada. The Company continually monitors the electronics and personal communications industry and its customers before granting credit. The Company does not normally require collateral.

For the year ended December 31, 1995 and 1996, the Company's top five customers represented 47% and 46% of the sales, respectively.

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Translation of Foreign Currencies
---------------------------------

For non-U.S. operations, the U.S. dollar is the functional currency and substantially all of the Company's transactions are contracted in U.S. dollars. However, those transactions that are contracted in a foreign currency are translated into U.S. dollars at current rates. Exchange gains and losses arising from currency translations are included in current income. For the years ended December 31, 1995 and 1996, approximately $1,300 of foreign currency translation losses and $50 of foreign currency translation gains, respectively, were included in computing the net loss. No adjustment is deemed necessary for future gains or losses from foreign conversions as such an adjustment would be immaterial.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of financial instruments including cash and cash equivalents, receivable, accounts payable, and accrued expenses approximated fair value as of December 31, 1996 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximate fair value because interest rates on these instruments approximate market interest rates.

Reclassifications
-----------------

Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate, however, actual results could differ from those estimates. Significant estimates include estimates for returns, allowances, warranties and coop advertising.

Income Taxes
------------

The Company accounts for income taxes whereby deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - LETTER-OF-CREDIT
-------------------------

The Company has an irrevocable standby letter-of-credit in the amount of $100,000 at December 31, 1996. The letter-of-credit is required by a major supplier and expires January 31, 1997. The letter is secured by a line-of-credit (Note 4).


NOTE 3 - SELECTED BALANCE SHEET INFORMATION
-------------------------------------------
                                                 December 31,
                                          --------------------------
                                              1995          1996
                                          ------------  ------------
Inventories
 Raw materials                             $1,194,821    $  701,033
 Finished goods                             2,317,424     1,869,599
                                           ----------    ----------

                                           $3,512,245    $2,570,632
                                           ==========    ==========

Tooling, furniture and equipment
 Office furniture and equipment            $  111,797    $  222,424
 Tooling and manufacturing equipment          321,169       460,151
                                           ----------    ----------
                                              432,966       682,575
 Less accumulated depreciation               (178,289)     (302,868)
                                           ----------    ----------

                                           $  254,677    $  379,707
                                           ==========    ==========
Other assets
 Deferred loan costs - net of
  accumulated amortization of $2,119
  (1995) and $27,559 (1996)                $  181,274    $  155,834

 Product software development costs,          146,838       330,054
  net of accumulated amortization of $0
  (1995) and $66,283 (1996)
 Patent costs - net of accumulated
  amortization of $24,350 (1995) and
  $66,647 (1996)                              113,446       194,284
 Other                                         21,769            78
                                           ----------    ----------

                                           $  463,327    $  680,250
                                           ==========    ==========
Accrued liabilities
 Vacation                                  $   24,751    $   38,587
 Advertising                                  533,055       254,809
 Warranty                                      88,707        50,729
 Commissions                                   47,836        91,614
 Other                                         26,372        10,761
                                           ----------    ----------

                                           $  720,721    $  446,500
                                           ==========    ==========

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 4 - LINE-OF-CREDIT AND
---------------------------
LONG-TERM DEBT
--------------
                                                December 31,
                                          -------------------------
                                             1995          1996
                                          -----------  ------------
$3,000,000 line-of-credit to a bank,
 interest at their "Base Rate" plus 5%,
 totaling 13.25% at December 31, 1996,
 payable monthly, principal due March
 31, 1997.  Borrowings are
 collateralized by and are limited to a
 percentage of eligible accounts
 receivables and finished goods
 inventories.                              $  610,701   $  266,722


8% convertible debenture, interest
 payable monthly, convertible into one
 share common stock at $.95 (Note 7)
 per share.  Principal due November 1,
 2002.  Loan costs associated with this
 debenture were approximately $180,000.
 These costs are amortized over the
 life of the agreement resulting in an
 effective interest rate of 9%.
 Monthly principal redemption of one
 percent of the then outstanding
 balance begins in November 1998.           2,450,000    2,450,000
                                           ----------   ----------
                                            3,060,701    2,716,722
Less current portion                                -     (266,722)
                                           ----------   ----------

Total long-term debt                       $3,060,701   $2,450,000
                                           ==========   ==========

Required annual principal payments are:

    Years Ended December 31,
    -----------------------

            1997                           $  266,722
            1998                               48,755
            1999                              272,818
            2000                              241,822
            2001                              214,347
            Thereafter                      1,672,258
                                           ----------

                                           $2,716,722
                                           ==========

                              VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES
---------------------

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:



                                             Year Ended
                                            December 31,
                                          ----------------
                                           1995     1996
                                          -------  -------

Statutory federal income tax rate
 (benefit)                                (34.0)%  (34.0)%
Valuation allowance for net operating
 loss                                      34.0     34.0
                                          ------   ------

Effective tax rate                            - %      - %
                                          ======   ======

The deferred income tax asset/liability results primarily from deferral for tax purposes of differences in reporting certain expenses from limited partnerships for tax and financial reporting purposes, differing basis in assets and liabilities for tax and financial reporting purposes and the recognition of tax net operating loss carryforwards, and is composed of the following:



                                          December 31,
                                    ------------------------
                                       1995         1996
                                    ----------  ------------

Total deferred current tax asset    $ 840,113   $ 1,312,962
Total deferred tax liability         (187,058)      (12,607)
Valuation allowance                  (653,055)   (1,300,355)
                                    ---------   -----------

                                    $       -   $         -
                                    =========   ===========

For federal and state income tax purposes, the Company has net operating loss carryforwards of approximately $3,540,000 which substantially expire in fiscal years 2008 through 2011 and general business credits of $46,791 which expire in fiscal year 2009. The net operating loss carryforwards and other credits generated a deferred tax asset which has been fully reserved for due to a lack of profitable operating history.

                              VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS
--------------------

The Company has an operating lease for its office and warehouse location which expires March 1, 1998. Total rent expense under this lease was $46,352 and $52,015 in 1995 and 1996, respectively. Required minimum lease payments for 1997 through 1998 are as follows:



                       1997          $40,800
                       1998            6,800
                                     -------
                                     $47,600
                                     =======

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Private Placements
------------------

On September 15, 1995, the Company completed the sale of 560,880 units of its common stock and warrants pursuant to its June 12, 1995, Private Placement Memorandum (the "1995 Memorandum") at $2.20 per unit. Each Unit consists of one unregistered share of its $.10 par value common stock and one-half of a detachable unregistered common stock purchase warrant (the "Warrant"). One Warrant entitles the holder thereof to purchase, at a price of $2.50, one share of Common Stock at any time until December 31, 1996. The Company also issued an additional Private Placement Memorandum (the "September Memorandum") on September 28, 1995. The terms and conditions of the September Memorandum are the same in the 1995 Memorandum. On October 23, 1995, the Company completed the sale of an additional 88,000 units at $2.20 per unit under the September Memorandum. There were a total of 324,440 warrants issued as part of the offering. None of the warrants were exercised prior to their expiration on December 31, 1996.

Convertible Debenture
---------------------

During October 1995, the Company completed a $2,450,000 convertible debenture (Note 4). This debenture was originally convertible into the Company's common stock at a rate of $2.625 of principal for each share of common stock. In addition to other financial covenants, the debenture also contained a provision that would reduce the conversion rate of the note significantly if certain earnings per share were not met in 1996. Partly because of the failure of the Company's Message Center Product line, the Company could not meet the 1996 earnings per share covenant which would cause an automatic downward revision in April, 1997 of the conversion rate based on a formula. Because of the revision that was to be triggered, the Company began negotiations to reprice the conversion rate. Effective December 31, 1996, the Company agreed to lower the conversion rate to $.95 of principal for each share of common stock which approximated current market value.

                              VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Stock Options and Warrants
--------------------------

In connection with the convertible debenture, the Company issued 915,000 warrants to buy the Company's common stock at an original exercise price of $2.75 per share. The value of these warrants were calculated at $50,000. These Warrants have a three year life and may be redeemed, after October 27, 1996 by the Company for $.05 per Warrant if the Company's common stock price reaches a $6.00 bid price for 20 consecutive trading days. In the first quarter, 1996, the Company issued an additional 25,000 Warrants to the debenture holder in exchange for a waiver of certain financial covenants. These additional warrants had the same terms and conditions as the Debenture Warrants. As part of the repricing negotiation with the debenture holder, the Company lowered the exercise price of all Warrants to $1.25 per share.

In connection with the above private placement of common stock and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to the placement agents. Each warrant entitles the holder to purchase on unregistered share of common stock at any time from June, 1996 through June, 1999 at an original exercise price of $2.75 per share. With the issuance of warrants listed below, the Company lowered the exercise price of these Warrants to $1.06 per share.

During the first half of 1996, the Company used letters-of-credit issued from individuals with the Company as beneficiary. These letters-of-credit were used as collateral at the Company's bank for its line-of-credit. As an incentive to participate in this collateral program, the Company issued 20,000 warrants to acquire the Company's common stock. Each warrant entitles the holder to purchase one share of the Company's unregistered common stock at an exercise price of $2.75 per share. These warrants can be exercised at any time prior to their expiration in May, 2000.

Pursuant to an employment agreement with an officer, the Company issued 40,000 Warrants to acquire common stock. Each warrant entitles the holder to purchase one share of the Company's unregistered common stock at an exercise price of $1.06 per share. 20,000 of these Warrants expire on December 31, 1997, the remaining 20,000 can be exercised at any time prior to their expiration in December, 1999.

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

                            VOICE IT WORLDWIDE, INC

                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Stock Options and Warrants (continued)
--------------------------------------

The following is a summary of options and warrants granted:

                                                                                              Exercise Price
                                                                     Options       Warrants     Per Share
                                                                 ---------------  ----------  --------------
Outstanding, December 31, 1994                                           295,943          -       $1.56-3.00
  Warrants granted                                                             -  1,277,571        1.25-2.50
  Options granted                                                         61,500          -        2.75-3.00
                                                                         -------  ---------   --------------

Outstanding, December 31, 1995                                           357,443  1,277,571        1.56-3.00
  Warrants granted                                                             -     85,000        1.06-1.25
  Options granted                                                        262,500          -        1.06-1.75
  Warrants expired                                                             -   (324,440)            2.50
                                                                         -------  ---------   --------------

Outstanding December 31, 1996                                            619,943  1,038,131       $1.06-3.00
                                                                         =======  =========   ==============

The Company has the following stock options and warrants outstanding at December 31, 1996:

                                                                             Currently Exercisable
         Options                     Warrants   Exercise    Expiration     --------------------------
       Outstanding                 Outstanding   Price         Date         Options       Warrants
------------------------           -----------  --------  ---------------  ---------   --------------
               -                    915,000      1.25    October, 1998           -          915,000
               -                     38,131      1.25       June, 1999           -           38,131
          60,243                          -      1.56   December, 1999      60,243                -
         164,000                          -      2.00    January, 1999     164,000                -
          17,500                          -      2.20  September, 1999      11,667                -
          46,700                          -      2.20   December, 1999      46,700                -
           7,500                          -      2.20   December, 1999       5,000                -
          55,000                          -      2.75      April, 2000      20,000                -
           6,500                          -      3.00       July, 2000       9,500                -
          55,000                          -      1.75   February, 2001           -                -
          42,500                          -      1.69       July, 2001           -                -
         125,000                          -      1.06   November, 2001           -                -
          40,000                          -      1.75   February, 2001      15,000                -
               -                     25,000      1.06    January, 1999           -           25,000
               -                     20,000      1.06   December, 1999           -           20,000
               -                     20,000      1.06   December, 1997           -           20,000
               -                     20,000      2.75        May, 2000           -           20,000
------------------------          ---------                              ---------   --------------

         619,943                  1,038,131                                332,110        1,013,131
========================          =========                              =========   ==============

                              VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Stock Options and Warrants (continued)
--------------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options and warrants granted. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      December 31,
                                ------------------------
                                   1995         1996
                                -----------  -----------

Net loss - as reported            (980,318)  (1,556,251)
Net loss - pro forma            (1,079,025)  (1,764,542)
Loss per share - as reported          (.21)        (.31)
Loss per share - pro forma            (.23)        (.35)


The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 59%; discount rate of 8.0%; and expected lives of 5 years.


NOTE 8 - GEOGRAPHIC SEGMENT INFORMATION
---------------------------------------

Operating results and other financial data are presented for the principal geographic areas that the Company operates within for the years ended December 31, 1995 and 1996. Total revenue by geographic area includes sales to distributors or individuals within that specific geographic area. There are not significant transfers between geographic areas. Operating income (loss) does not include either other income (expense) items or income taxes. U.S. operating income is net of corporate expenses. Corporate operating loss includes operating expenses not directly related to a specific geographic area, including administrative and general, as well as research and development expenses. Identifiable assets by geographic area are those assets used in Company operations directly in that geographic area, which consist primarily of office equipment and inventory. Corporate assets are principally cash, miscellaneous receivables, prepaid expenses and other assets.

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)
---------------------------------------------------

                                                       Europe/                 Corporate
                                          United       Middle                     and
                                          States        East        Other        Other       Consolidated
                                       ------------  -----------  ---------  --------------  -------------
DECEMBER 31, 1995:

Net sales to unaffiliated customers     $12,729,003   $2,022,460   $883,365    $         -    $15,634,828

Operating profit (loss)                 $   188,184   $  103,487   $186,715    $(1,431,800)   $  (953,414)

Identifiable assets                     $ 6,601,560   $  524,004   $223,597    $ 2,323,239    $ 9,672,400

DECEMBER 31, 1996:

Net sales to unaffiliated customers     $ 8,608,616   $3,008,580   $601,913    $         -    $12,219,109

Operating profit (loss)                 $ 1,173,356   $  605,079   $102,272    $(3,164,070)   $(1,283,363)

Identifiable assets                     $ 3,821,320   $1,425,826   $208,575    $ 2,085,778    $ 7,541,499


NOTE 9 - SUBSEQUENT EVENTS
--------------------------

Stock Options
-------------

In February, 1996, the Company granted an additional 32,500 options to acquire the Company's stock with various vesting periods at an exercise price of $1.06 per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

    None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-------------------------------------------------

    The executive officers and directors of the Company are as follows:

NAME                     AGE               POSITION
----                     ---               --------

Dennis W. Altbrandt       54  Chief Executive Officer and Director

Michelle L. Morgan        47  President - U.S. Division and Director

J. Fredrick Walters       50  Chairman of the Board of Directors and President - International
                              Division

Timothy L. Walters        42  Vice President of Product Development

Anil K. Agarwal           44  Vice President of Technology Development

Mark A. Griffith          40  Chief Accounting Officer and Chief Financial Officer

John H. Ellerby           57  Secretary, Treasurer and Director

Larry D. Holt             56  Director

Gary E. Nordic            53  Director

Patricia R. Westbrook     44  Director

----------

   The family relationships among the officers, directors and significant employees are (i) Michelle L. Morgan and her spouse, Christopher W. Elkins and
(ii) J. Fredrick Walters and his brother, Timothy L. Walters. Other than the directors and executive officers, the Company has no promoters or control persons.

   DENNIS W. ALTBRANDT serves as Chief Executive Officer of the Company since November 1996 and as a director of the Company since February 1997. From 1988 to 1991, he served as a partner in Avalon Ventures, La Jolla, California, responsible for conception, formulation, planning and staffing of technology related business investment opportunities. From 1991 to 1994, Mr. Altbrandt served as president and chief executive officer of Steps Education Products, Inc., a company which markets, sells and distributes independently developed products to the education marketplace on a national basis. From

1994 to 1995, he served as a principal and chief financial officer of Carrara Capital Group, L.L.C., with responsibility for financial and investment activities providing services to emerging growth businesses. During 1996, Mr. Altbrandt served as a consultant to the Company and as its acting chief financial officer until his election as Chief Executive Officer in November 1996. Mr. Altbrandt earned a B.S. in Accounting from Syracuse University in 1964.

   MICHELLE L. MORGAN is a founder of the Company and serves as President - U.S. Division and a director of the Company since 1993. From 1990 to 1993, she was co-founder and president of ProMark Associates, Inc., a marketing consulting firm, which serves as a consultant to a number of healthcare marketing companies. From 1982 to 1990, Ms. Morgan served as vice president of marketing and an executive officer of Vipont Pharmaceutical, Inc., during which time she directed the marketing efforts for Viadent(R) Antiplaque Toothpaste and Oral Rinse. These products were introduced to the market in 1983 and increased to over $35 million in sales by 1989. From 1978 to 1981, Ms. Morgan served as manager of marketing research at Teledyne Water Pik, where she specialized in new product marketing research. Ms. Morgan earned a B.S. in Communications from University of Illinois in 1972 and an M.B.A. from Colorado State University in 1983.

   J. FREDRICK WALTERS is a founder of the Company and serves as Chairman of the Board of Directors and President - International Division. Mr. Walters has been involved in international marketing of products since the 1970s. He was the co-founder, president and chief executive officer of Techmeda GMBH, a medical and healthcare product company in Europe, from 1980 to 1993. Techmeda developed and marketed a line of dental products under the Ligma-ject name. In 1986, Techmeda was appointed the exclusive worldwide distributor of the Interplak(R) plaque removal instrument. This business was sold to Bausch & Lomb in 1989. Prior to the formation of Techmeda, Mr. Walters was the European sales and marketing manager for Teledyne Water Pik from 1975 to 1980.

   TIMOTHY L. WALTERS is a founder of the Company and serves as Vice President of Product Development of the Company. He is the co-inventor of the Voice It product and has spent the last two years working on product development and line extensions. Mr. Walters held product development positions with Alcoa Electronic Packaging, Inc. from 1986 to 1992, during which time he developed the marketing plan for the sale of Alcoa Electronic Packaging, Inc. to Aluminum Company of America (ALCOA). Prior thereto, he served in sales management with Bourns, Inc. from 1983 to 1986, Ceramic Systems from 1982 to 1983 and Kyocera International, Inc. from 1978 to 1982. Mr. Walters earned his B.S. in Chemistry with an emphasis in Biochemistry from California State University, Fullerton in 1977.

   DR. ANIL K. AGARWAL is a founder of the Company and serves as Vice President of Technology Development of the Company. Dr. Agarwal is the co-inventor of the Voice It product. He earned his Ph.D. in Solid State Physics from the Indian Institute of Technology, New Delhi, India, in 1974 and his Ph.D. in Materials Engineering from the University of Missouri at Rolla in 1980. He holds four patents and has published 30 articles in the field of electronics. From 1987 to 1993, Dr. Agarwal served as director of CAD/CAE and product development for multi-chip modules for Alcoa Electronic Packaging, Inc. Prior thereto, he was foundry manager for Vitesse Semiconductor where he managed the GaAs foundry network and served as manager of electronic components for Norton.

   MARK A. GRIFFITH serves as Chief Financial Officer and Chief Accounting Officer of the Company since February 1997. From 1980 to 1992, Mr. Griffith served as assistant controller and then controller of Vipont Pharmaceutical, Inc. From 1992 to 1993, he served as controller of Monaco Finance, Inc. From 1993 until his election as Chief Financial Officer in February 1997, Mr. Griffith served as controller of the Company. He earned a B.A. in Accounting and Business Administration from Western State College in 1980.

   JOHN H. ELLERBY serves as Secretary, Treasurer and a director of the Company. From 1985 until shortly after the merger of Lander with Voice It in December 1994, Mr. Ellerby served as president of Lander. Prior thereto, he served as Chairman of the Board from 1981 to 1985 and has been a director since 1979. From 1978 to 1981, Mr. Ellerby was president and a director of Pilot Oil Company, a privately-owned Wyoming corporation involved in real estate, oil and gas and other energy endeavors.

   LARRY D. HOLT serves as a director of the Company since November 1995. Mr. Holt has held numerous financial management positions in his career. Mr. Holt served in various financial positions with Vipont Pharmaceutical, Inc., including vice president of finance and operations, chief financial officer and secretary from 1985 to 1990. In addition, Mr. Holt served as the vice president of finance, chief financial officer and corporate assistant secretary and treasurer of Atrix Laboratories, Inc. from its founding in 1987 until 1990, when Mr. Holt retired.

   GARY E. NORDIC has been a director of the Company since 1980. Mr. Nordic has been the president of Nordic Construction & Development, Inc., Fort Collins, Colorado, since 1983.

   PATRICIA R. WESTBROOK is a founder of the Company and serves as a director of the Company. She has extensive marketing and management experience. Prior to joining the Company on a full-time basis in January 1994 until February 1997, Ms. Westbrook served as vice president-marketing for Bausch & Lomb's Oral Care Division, with responsibility for a full range of marketing activities for this Division's business, including the planning and execution of annual marketing plans and long term strategic plans. Her work at Bausch & Lomb included a year in the company's European division where she had marketing responsibility for the oral care business of Europe, the Middle East and Africa. From May 1986 to December 1988, Ms. Westbrook served as vice president-marketing for Dental Research Corporation, a start-up company which was sold to Bausch & Lomb in December 1988 for $133 million. Prior thereto, Ms. Westbrook served in marketing management positions with Black & Decker and Teledyne Water Pik. Ms. Westbrook is a graduate of the Harvard Business School Professional Management Development program.

COMMITTEES OF THE BOARD OF DIRECTORS

   The Board of Directors has not established any separate nominating committee. The Board has established a Compensation Committee, which consists of Michelle
L. Morgan, Gary E. Nordic and Larry D. Holt. Its functions are to review and approve annual salaries and bonuses for all executive officers, review, approve and recommend to the Board of Directors the terms and conditions of all employee benefits or changes thereto, and manage and administer the Company's 1994 Stock Compensation Plan and the Lander Nonqualified Stock Option Plan.

   The Board of Directors has established an Audit Committee, which consists of Michelle L. Morgan, Gary E. Nordic and Larry D. Holt. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing accounting and financial policies of the Company, review the adequacy of the financial organization of the Company and review management's procedures and policies relative to the adequacy of the Company's internal accounting controls and compliance with federal and state laws relating to financial reporting.

   The Board of Directors has also established a Stock Option Committee, which consists of Michelle L. Morgan and Patricia R. Westbrook. The function of the Stock Option Committee is to manage and administer the Company's Outside Directors Stock Option Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except Dennis Altbrandt, whose Form 3 for November 26, 1996 was filed on February 24, 1997.


ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

   The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer(s) for services rendered in all capacities during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994. No executive officer received total annual salary and bonus for the fiscal year ended December 31, 1996 in excess of $100,000.

==================================================================================
                                                                        LONG TERM
                              ANNUAL COMPENSATION                     COMPENSATION
==================================================================================
    NAME AND
    PRINCIPAL                 FISCAL                    OTHER ANNUAL       OPTIONS
    POSITION                   YEAR         SALARY       COMPENSATION      GRANTED
Dennis W. Altbrandt,            1996       $94,833            $0         185,000(3)
Chief Executive Officer(1)
----------------------------------------------------------------------------------
Michelle L. Morgan,             1996       $72,000            $0               0
Chief Executive Officer(2)
                                --------------------------------------------------
                                1995       $56,000            $0               0
----------------------------------------------------------------------------------
John H. Ellerby,
Chief Executive Officer(2)      1994       $36,000            $0          20,081
----------------------------------------------------------------------------------
----------

(1) Mr. Altbrandt was elected as Chief Executive Officer of the Company on November 26, 1996. The information presented includes compensation paid to Mr. Altbrandt by the Company for services rendered as a consultant during 1996.
(2) Mr. Ellerby served as Chief Executive Officer of the Company from 1985 until January 1995, at which time the Board of Directors formally elected Michelle L. Morgan as Chief Executive Officer pursuant to the terms of the Merger Agreement approved in December 1994. Prior to 1995, Ms. Morgan did not receive any compensation from Lander Energy Co.
(3)  For further information, see the "Option Grants" table set forth below.

   The following summary table sets forth information concerning grants of stock options made during the fiscal year ended December 31, 1996 to the Company's Chief Executive Officer(s).

================================================================================================================
                                        OPTION GRANTS IN LAST FISCAL YEAR
 ---------------------------------------------------------------------------------------------------------------
                                                          PERCENT OF TOTAL
                                                         OPTIONS GRANTED TO
                                                         EMPLOYEES IN FISCAL
NAME                                 OPTIONS GRANTED            YEAR           EXERCISE PRICE   EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------
Michelle L. Morgan                            0                 0%                  n/a               n/a
----------------------------------------------------------------------------------------------------------------
Dennis W. Altbrandt                     125,000(1)             55%               $1.0625       November 26, 2001
                                         20,000(1)             50%               $1.0625       December 31, 1997
                                         20,000(1)             50%               $1.0625       December 31, 1999
                                         10,000(1)              5%               $  1.75       February 28, 2001
                                         10,000(1)              5%               $1.6875         July 24, 2001
================================================================================================================

(1) Of the 125,000 options which Mr. Altbrandt received during 1996 as Chief Executive Officer, all of which are exercisable at $1.0625 per share, 42,000 are exercisable as of November 26, 1997, 42,000 are exercisable as of November 26, 1998 and 41,000 are exercisable as of November 26, 1999. In addition, Mr. Altbrandt received warrants to purchase 20,000 shares at $1.0625 per share exercisable from November 26, 1996 to December 31, 1997 and warrants to purchase 20,000 shares at $1.0625 per share exercisable from November 26, 1996 to December 31, 1999. Further, prior to being elected as Chief Executive Officer, Mr. Altbrandt received options to purchase 10,000 shares at $1.75 per share anytime from February 28, 1997 through February 28, 2001 and options to purchase 10,000 shares at $1.6875 per share anytime from July 24, 1997 through July 24, 2001.

EMPLOYMENT AGREEMENT

   Effective as of November 26, 1996, the Company entered into an employment agreement with Dennis W. Altbrandt as Chief Executive Officer of the Company which provides for an annual salary of $160,000 and options and warrants as set forth above. In addition, subject to the Company's achieving certain performance objectives, Mr. Altbrandt will earn a bonus.

THE 1994 STOCK COMPENSATION PLAN

   The Company and its shareholders have adopted the 1994 Stock Compensation Plan (the "1994 Plan"). Options granted pursuant to the 1994 Plan constitute either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which constitute non-qualified options at the time of issuance of such options. The 1994 Plan provides that incentive stock options and/or non-qualified stock options may be granted to certain officers, directors (other than Outside Directors), employees and advisors of the Company or its subsidiaries, if any, selected by the Compensation Committee. A total of 600,000 shares of Common Stock are authorized and reserved for issuance under the 1994 Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1994 Plan is administered by the Compensation Committee which has the sole authority to interpret the 1994 Plan and to make all determinations necessary or advisable for administering the 1994 Plan. The exercise price for any incentive option must be at least equal to the fair market value of the shares covered thereby as of the date of grant of such option. Upon the exercise of the option, the exercise price thereof must be paid in full either in cash, shares of Common Stock or a combination thereof.
If and to the extent that any option to purchase reserved shares shall not be exercised by an optionee for any reason or if such option to purchase shall terminate as provided by the 1994 Plan, such shares which have not been so purchased thereunder shall again become available for the purposes of the 1994 Plan unless the 1994 Plan shall have been terminated.

   As of March 31, 1997, the Company had granted an aggregate of 552,200 options under the 1994 Plan to a total of 30 persons.

THE OUTSIDE DIRECTORS STOCK OPTION PLAN

   The Company and its shareholders have adopted the Outside Directors Stock Option Plan (the "Plan"). The Plan was adopted in order to enhance the Company's ability to secure and retain highly qualified and experienced individuals who are not regularly salaried employees of the Company to serve as directors of the Company. The Plan provides generally that: (i) the purchase price of the Common Stock under each option granted shall not be less than the fair market value of the Common Stock on the date of grant; (ii) no director may be granted during any calendar year options to purchase more than 10,000 shares of Common Stock; (iii) no option may be granted for a period of greater than five years from the date of grant; and (iv) a maximum of 200,000 shares of Common Stock have been authorized and reserved for issuance under the Plan.

   As of March 31, 1997, 40,000 options had been granted under the Plan.

THE LANDER NONQUALIFIED STOCK OPTION PLAN

   The Company and its shareholders have adopted the Lander Nonqualified Stock Option Plan (the "Lander Plan") for the benefit of the former directors of Lander. Pursuant to the Lander Plan, each of the three former directors of Lander (including Messrs. Ellerby and Nordic) was granted an option to purchase 20,081 shares of Common Stock at an exercise price of $1.56 per share. The options have a term of five years and may be exercised at any time until January 21, 1999. Any optionee may pay the exercise price in cash or by delivering shares of Common Stock with a value equal to the exercise price. A total of 60,243 shares of authorized but unissued Common Stock are reserved for issuance pursuant to the Lander Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

   Set forth below is certain information as of March 31, 1997 with respect to ownership of the Common Stock owned of record or beneficially by (i) the Company's executive officers named in the summary compensation table, (ii) each director of the Company, (iii) each person owning beneficially more than five percent of the outstanding Common Stock, and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 1997 are deemed outstanding for computing the percentage of the person holding such securities but are not outstanding for computing the percentage of any other person.

   NAME OF                             NUMBER OF      PERCENTAGE
BENEFICIAL OWNER(1)                 COMMON SHARES        OWNED
----------------------------------  -------------     ----------

Dennis W. Altbrandt                    50,000 (2)         1.0

Michelle L. Morgan                    433,300 (3)         8.5

J. Fredrick Walters                   380,667             7.5

Timothy L. Walters                    225,117             4.5

Anil K. Agarwal                       331,767             6.6

Mark A. Griffith                       44,250 (4)           *

John H. Ellerby                        96,719 (5)         1.9

Larry D. Holt                         103,250 (6)         2.0

Gary E. Nordic                         96,487 (7)         1.9

Patricia R. Westbrook                 360,900 (8)         7.1

Renaissance Capital Growth
& Income Fund III, Inc.             3,518,947 (9)        26.8

All directors and executive
officers as a group (10 persons)    2,122,457            39.9
----------

* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) The business address of each person listed above is 2643 Midpoint Drive, Suite A, Fort Collins, Colorado 80525. The business address of Renaissance Capital Growth & Income Fund III, Inc. is 8080 North Central Expressway, Suite 210/LB59, Dallas, Texas 75206.
(2) Includes options currently exercisable to acquire 10,000 shares of Common Stock and warrants currently exercisable to purchase 40,000 shares of Common Stock. Mr. Altbrandt also owns 135,000 additional options which are not yet vested.
(3) Michelle L. Morgan is the spouse of Christopher W. Elkins and is deemed to beneficially own the 60,000 shares and the options currently exercisable to acquire 53,000 shares of Common Stock owned by Mr. Elkins. Mr. Elkins also owns 10,000 additional options which are not yet vested.
(4) Includes options currently exercisable to acquire 20,000 shares of Common Stock. Mr. Griffith also owns 6,000 additional options which are not yet vested.
(5) Includes options currently exercisable to acquire 30,081 shares of Common Stock. Of the 66,638 shares, 2,623 shares are owned by Mr. Ellerby's wife, 6,463 shares are owned jointly by Mr. Ellerby and his wife, and the remaining 57,552 shares are owned by Mr. Ellerby individually.
(6) Includes options currently exercisable to acquire 30,000 shares of Common Stock. Of the 73,250 shares, 60,750 are owned by Mr. Holt and 12,500 shares are owned jointly by Mr. Holt and his wife.

(7) Includes options currently exercisable to acquire 30,081 shares of Common Stock. Of the 66,406 shares, 56,406 shares are owned by Mr. Nordic's wife and 10,000 shares are owned by Mr. Nordic.
(8) Includes options currently exercisable to acquire 50,000 shares of Common Stock.
(9) Represents warrants currently exercisable to acquire 940,000 shares of Common Stock and a $2,450,000 8% Convertible Debenture currently convertible into 2,578,947 shares of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)  Exhibits.
          --------

     2.1 Agreement and Plan of Merger, dated as of June 27, 1994, between Lander Energy Co. and Voice It Technologies, Inc., as amended effective September 6, 1994 - incorporated by reference to the Registrant's Registration Statement on Form S-4, file number 33-81428, declared effective November 18, 1994.

     3.1 Articles of Incorporation of the Registrant - incorporated by reference to the Registrant's Proxy Statement and Notice of Annual Meeting of Shareholders held July 8, 1986, filed on or about May 27, 1986.

     3.2 Bylaws of the Registrant - incorporated by reference to the Registrant's Proxy Statement and Notice of Annual Meeting of Shareholders held July 8, 1986, filed on or about May 27, 1986.

     3.3 Article of Amendment to Articles of Incorporation - incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987, file number 0-7796.

     3.4  Articles of Amendment to Articles of Incorporation.*

    10.1  Lander Nonqualified Stock Option Plan - incorporated by reference to
          Exhibit 10.1 of the Registration Statement on Form S-4, file number 33-81428, declared effective November 18, 1994.

    10.2  The Registrant's 1994 Stock Compensation Plan.*

    10.3  The Registrant's Outside Directors Stock Option Plan.*

    10.4 Lease agreement dated January 5, 1995 covering the Registrant's executive offices.*

    10.5  Manufacturing Agreement with PCI LIMITED.*

    10.6  Manufacturing Agreement with Integrated Display Technology Ltd.*

    10.7  Employment Agreement with Dennis W. Altbrandt.


    23.1 Consent of Ehrhardt Keefe Steiner & Hottman PC, independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-12711, 333-12713 and 333-12715) of their report dated March 3, 1997, included in the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1996.

    27.1  Financial Data Schedule.
---------------

* Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, file number 0-7796.

      (b) Reports on Form 8-K.  The Company has not filed any Current Report on
          -------------------
          Form 8-K during the last quarter of the period covered by this Report on Form 10-KSB.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VOICE IT WORLDWIDE, INC.
                          -----------------------------------
                                     Registrant


Date: April 7, 1997       By:/s/ DENNIS W. ALTBRANDT
      ----------------       -------------------------------------------
                             Dennis W. Altbrandt, Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                                  Title                   Date
        ----                                  -----                   ----



/s/ MICHELLE L. MORGAN     President - U.S. Division and Director  April 7, 1997
------------------------                                           -------------
Michelle L. Morgan


/s/ J. FREDRICK WALTERS    President - International Division      April 7, 1997
------------------------                                           -------------
J. Fredrick Walters        and Chairman of the Board of Directors


/s/ JOHN H. ELLERBY        Secretary, Treasurer and Director       April 7, 1997
------------------------                                           -------------
John H. Ellerby


/s/ MARK A. GRIFFITH       Chief Accounting Officer and Chief      April 7, 1997
------------------------                                           -------------
Mark A. Griffith           Financial Officer


/s/ DENNIS W. ALTBRANDT    Director                                April 7, 1997
------------------------                                           -------------
Dennis W. Altbrandt


/s/ LARRY D. HOLT          Director                                April 7, 1997
------------------------                                           -------------
Larry D. Holt


/s/ GARY E. NORDIC         Director                                April 7, 1997
------------------------                                           -------------
Gary E. Nordic


/s/ PATRICIA R. WESTBROOK  Director                                April 7, 1997
-------------------------                                          -------------
Patricia R. Westbrook