Form 10QSB
period 1997-03-31
VOICE IT WORLDWIDE INC
filed 1997-05-15
CIK 103657

.

                           FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


        For the quarterly period ended:   March 31, 1997

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

     Yes     X      No


     Number  of shares outstanding of the Issuer's Common  Stock,
as   of   March  31,  1997   was    5,054,802     shares  of  the
Registrant's common stock $.10 par value.



                            PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VOICE IT WORLDWIDE, INC.
                               Statements of Operations
                                    (Unaudited)



                                               Three Months Ended
                                                    March 31,
                                               1996          1997

Sales - net                                   $2,761,927    $1,356,143
Cost of sales                                  1,702,269       746,520
   Gross profit                                1,059,658       609,623

Operating expenses
 Administrative and general                      282,096       352,731
 Selling and marketing                           592,270       417,919
 Research and development                        180,930       211,821
       Total operating expenses                1,055,296       982,471

Net operating profit                               4,362      (372,848)

Other income (expense)
 Interest income (expense)                       (76,411)      (68,724)

Net income (loss) before income tax              (72,049)     (441,572)
Income tax (Note 4)                                   -             -

Net income (loss)                               $(72,049)    $(441,572)

Net income (loss) per common share (Note 7)     $   (.01)    $    (.09)

Weighted average number of shares outstanding  5,054,802     5,054,802

                                See notes to financial statements.



                               VOICE IT WORLDWIDE, INC.

                                    Balance Sheet



                                                                 (Unaudited)
                                                 December 31,      March 31,
                                                    1996             1997

                                     Assets

Current assets
 Cash and cash equivalents                          $585,414       $373,204
 Accounts receivable, net of allowance of $93,965
  (1996) and $72,352 (1997) (Notes 5 and 8)        3,246,302      1,694,284
 Other receivables                                    34,358         34,991
 Inventories (Note 3)                              2,570,632      2,354,789
 Prepaid expenses and other current assets            44,836        121,980
                                                   6,481,542      4,579,248
Tooling, furniture and office equipment, net of
 accumulated depreciation (Note 3)                   379,707        360,623

Other assets (Note 3)                                680,250        705,032

Total assets                                      $7,541,499     $5,644,903

                                     Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                 $2,243,426    $   740,856
 Accrued liabilities (Note 3)                        446,500        229,912
 Line-of-credit (Notes 2, 5 and 8)                   266,722        530,856
                                                   2,956,648      1,501,624

Long-term debt (Note 5)                            2,450,000      2,450,000

Stockholders' equity (Note 6)
 Common stock; $.10 par; 10,000,000 shares
  authorized; 5,054,802 issued and outstanding
  (1996) and (1997)                                  505,480        505,480
 Additional paid-in capital                        5,364,910      5,364,910
 Accumulated deficit                              (3,735,539)    (4,177,111)
                                                   2,134,851      1,693,279

Total liabilities and stockholders' equity        $7,541,499     $5,644,903

                                    See notes to financial statements.



                                 VOICE IT WORLDWIDE, INC.
                             Statement of Stockholders' Equity
                                        (Unaudited)



                                              Additional
                            Common Stock        Paid-in   Accumulated
                         Shares      Amount     Capital     Deficit     Total

Balance - December 31
 1996                 5,054,802   $505,480  $5,364,910 $(3,735,539) $2,134,851

Net (loss) for the three
 months ended March 31,
 1997                        -          -            -    (441,572)   (441,572)

Balance - March 31,
 1997                 5,054,802   $505,480  $5,364,910 $(4,177,111) $1,693,279

                                    See notes to financial statements.



                                       VOICE IT WORLDWIDE, INC.
                                      Statements of Cash Flows
                                              (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                        1996         1997

Cash flows from operating activities
 Net income (loss)                                   $ (72,049)    $(441,572)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities
  Allowance for discounts and bad debts                 15,489       (21,433)
  Depreciation and amortization                         51,291        90,037
  Amortization of deferred loan costs                    6,360         6,360
  Changes in current assets and liabilities
   Receivables                                       2,024,634     1,572,818
   Prepaid expenses                                     (4,346)      (77,144)
   Inventories                                         128,473       215,843
   Accounts payable                                 (1,243,211)   (1,502,570)
   Accrued liabilities                                 (18,082)     (216,588)
    Net cash (used in) provided by operating
      activities                                       888,559      (374,249)

Cash flows from investing activities
 Other assets                                          (74,423)      (77,204)
 Acquisition of tooling, furniture and equipment       (83,681)      (24,891)
    Net cash used in investing activities             (158,104)     (102,095)

Cash flows from financing activities
 Draws (payments) on line-of-credit, net              (605,052)      264,134
 Payment of stockholder appraisal rights                    -            -
 Increase in deferred offering costs                        -            -
    Net cash used in financing activities             (605,052)      264,134

Net increase (decrease) in cash                        125,403      (212,210)

Cash - beginning of period                             251,321       585,414

Cash - end of period                                   376,724       373,204


Supplemental disclosure of cash flow information:
   Cash paid during the year for interest was $83,126 (1996) and $59,716 (1997).



                                     See notes to financial statements.



                                VOICE IT WORLDWIDE, INC.
                             Notes to Financial Statements
                                      (Unaudited)


Note 1 - Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference to the audited Voice It Worldwide, Inc. financial reports included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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


Note 2 - Letter of Credit

At March 31, 1997, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


Note 3 - Selected Balance Sheet Information

                                        December 31,        March 31,
                                            1996              1997
Inventories
     Raw materials                      $   701,033        $1,075,108
     Finished goods                       1,869,599         1,279,681
                                        $ 2,570,632       $ 2,354,789
Tooling, furniture and equipment
     Office furniture and equipment     $   222,424       $   227,775
     Tooling and manufacturing equipment    460,151           479,691
                                            682,575           707,466
     Less accumulated depreciation         (302,868)         (346,843)
                                        $   379,707       $   360,623
Other assets
     Deferred loan costs - net of
       accumulated amortization of
       $27,559 in 1996 and $33,919
       in 1997                          $  155,834        $   149,474
     Product software development
       costs - net of accumulated
       amortization of $66,283 in 1996
       and  $99,163 in 1997                330,054            372,984
     Patent costs - net of accumulated
       amortization of $66,647 in 1996
       and $79,829 in 1997                 194,284            184,497
     Other                                      78             (1,923)
                                        $  680,250        $   705,032


                               December 31,  March 31,
                                 1996            1997
Accrued liabilities
     Vacation & 401K              $  38,587   $  42,462
     Advertising                    254,809     103,725
     Warranty                        50,729      35,517
     Commissions                     91,614      28,897
     Other                           10,761      19,311
                                   $446,500    $229,912



Note 4 - Income Taxes

The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1996, the Company had net operating loss carry forwards of approximately $3,540,000 which substantially expire in fiscal years 2008 through 2011 and general business credits of $46,791 which expire in fiscal year 2009.


Note 5 - Long-Term Debt


                                   December 31,      March 31,
                                       1996            1997
$750,000 line of credit  to  a
bank,  interest at their "Base
Rate"  plus 5%, totaling 13.50
%  at  March 31, 1997, payable
monthly, principal due  on  or
before    April   18,    1997.
Borrowings  are collateralized
by,    and   limited   to    a
percentage     of     eligible
accounts receivables, finished
goods  inventories and letters
of    credit   as   additional
collateral (Notes 2 and 8).         $ 266,722       $530,856

8%    convertible   debenture,
interest    payable   monthly,
convertible into one share  of
common stock for each $0.95 of
principal           converted.
Principal   due  November   1,
2002.   Loan  costs associated
with   this   debenture   were
approximately  $180,000,   and
are amortized over the life of
the agreement resulting in  an
effective interest rate of 9%.
Monthly  principal  redemption
of  one  percent of  the  then
outstanding balance begins  in
November, 1998.                        2,450,000       2,450,000
                                       2,716,722       2,980,856
Less current portion                    (266,722)       (530,856)

Total long-term debt                  $2,450,000      $2,450,000



Note 6 - Stockholders' Equity

Warrants

During 1995, the Company completed the sale of 648,880 units of its common stock. Each Unit consists of one unregistered share of its $.10 par value common stock and one-half of a detachable unregistered common stock purchase warrant (the "Warrant"). The attached Warrants remained unexercised and expired on December 31, 1996.

Combined with the $2,450,000 convertible debenture (Note 4), the Company issued 915,000 warrants (the "Debenture Warrants") to buy unregistered shares of the Company's common stock at an exercise price of $2.75 per share. These Debenture Warrants have a three year life and may be redeemed, after October 27, 1996, by the Company for $.05 per Debenture Warrant if the
Company's common stock price reaches a $6.00 bid price for 20 consecutive trading days. In the first quarter, 1996, the Company issued an additional 25,000 warrants at an exercise price of $1.50 per share to the debenture holder in exchange for a waiver of certain financial covenants. These warrants have basically the same terms and conditions as the Debenture Warrants. As part of the repricing negotiation with the debenture holder, the Company lowered the exercise price of all Warrants to $1.25 per share.

In connection with the above mentioned private placement stock and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to the placement agents. Each warrant entitles the holder to purchase one unregistered share of common stock at any time from June, 1996 through June, 1999 at an exercise price of $2.75 per share. However, with the issuance of warrants pursuant to an employment agreement listed below, the Company lowered the exercise price of these Warrants to $1.06 per share.

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

Stock Options

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans")
pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through March 31, 1997, the Company had granted 652,443 options with various vesting periods and an exercise price of between $1.06 and $3.00 per share. As of March 31, 1997, 382,443 granted options are vested with exercise prices ranging from $1.56 to $3.00. However, no options have been exercised.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options and warrants granted. Consistent with the disclosure-only provisions of SFAS No. 123, the Company must provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied.

The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of valuing it stock option grants. The Model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.


Note 7 - Earnings Per Share

Net income per common share is based on the weighted average number of common shares outstanding, inclusive of common stock equivalents computed using the modified treasury stock method. However, common stock equivalents were not used in computing the loss per share, as their inclusion would have been anti-dilutive.


Note 8 -Subsequent events

On April 18, 1997, the company replaced its current bank line-of-credit (note 5) with a $2,000,000 revolving line-of-credit facility with a new lending institution. This new credit line, which extends through March, 2000, has a standard net worth covenant and is at an interest rate of 2.5% above the banks base rate. The amount the Company may borrow from this line-of-credit is limited by a percentage of its eligible accounts receivable and finished goods inventory.

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

     The Company's first product, the Voice Itr Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded to six models with recording capacities from 40 seconds to six minutes with retail prices ranging from $29 to $90.

     During the fourth quarter of 1996, the Company introduced the Voice Itr Managers, a new line of digital recording products that offer both extended digital recording capacity and organization features including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities. The Company was able to introduce these products in over 1,500 stores in addition to several national direct mail catalogs. As of the first quarter, 1997, the Company is marketing three models which have recording capacities of 22, 45 and 90 minutes and range in price from $89 to $199.

     The Company markets its products in the United States and internationally in Canada, Europe, South Africa and the Middle East. Voice It products are now available in a variety of distribution channels including direct mail catalogs, department stores, mass merchants, office super stores, catalog showrooms, electronic specialty stores and drug stores. Many of the retailers carrying Voice It products are well known stores such as The Sharper Image, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City and Best Buy. In Canada, the products are also available through Radio Shack, London Drugs, Office Depot and Business Depot. Internationally, the Company now has distribution in more than 15 countries worldwide, with new distributors in England, Spain, Belgium and Holland. The Company experienced strong retail success in France and Italy during 1996.

     The Company continually monitors its gross margins and aggressively seeks cost reduction which, in the past, has resulted in significant improvement in gross margins. Gross margins declined to a low of 30% during the third quarter of 1995 and have gradually increased each quarter. The Company expects to achieve similar margin levels for the remainder of the year and is continuing its efforts to improve gross margins through new, lower priced technology.

Results of Operations

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                                             Three Months Ended
                                                  March 31,
                                             1996         1997

  Net sales                                   100.0%      100.0%
  Cost of sales                                61.6        55.0
    Gross profit                               38.4        45.0
  Operating expenses
    Administrative and general                 10.2        26.0
    Selling and marketing                      21.4        30.8
    Research and development                    6.6        15.7
  Total operating expenses                     38.2        72.5
  Operating income (loss)                       0.2       (27.5)
  Other income (expense), net                  (2.8)       (5.1)
  Net loss before income tax                   (2.6)      (32.6)
  Income tax (benefit)                          0.0         0.0
  Net loss                                     (2.6)%     (32.6)%

Three  Months  ended  March 31, 1997  compared  to  Three
Months ended March 31, 1996

  Sales  for the three months ended  March 31, 1997  were
$1,356,100  compared to $2,761,900 for the  three  months
ended   March  31,  1996.   While  the  Company's  longer
recording time products such as the Voice Manager and the
VT-300  have  been  well received by the  consumers,  the
continuing  weak  consumer electronics  market,  combined
with   the  negative  impact  from  the  liquidation   of
competitive  product  inventory  at  extraordinarily  low
selling prices, caused an extraordinary decrease in sales
during the first quarter of 1997.  During the second half
of  1997,  the Company is planning to further expand  the
recording capacities and enhance the features that should
further  meet consumers increasing needs and  effectively
act  as  a  digital  replacement for  the  existing  tape
recorder   market.    Additionally,   the   Company    is
introducing a new digital recorder line of products that will combine long recording capacity through internal flash memory in addition to removable flash memory cards.
The new digital recorder will have a number of editing features and will be able to download data to a computer for data management, storage, transcription and attaching to E-mail.

  Cost  of  sales for the first quarter ended  March  31,
1997  decreased  to $746,500 or 55.0% of net  sales  from
$1,702,300 or 61.6% of net sales during the first quarter
of 1996.  The dollar decrease is due to the corresponding
decrease in unit sales.  However, as a percentage of  net
sales, cost of sales have significantly decreased through
the  Company's cost reduction program put in place  after
adopting  the aggressive pricing policy during the  third
quarter  of  1995.  This cost reduction program  and  the
introduction of new technology has effectively  increased
the  Company's  gross product margin to  45%  during  the
current  quarter  from  a low of 30%  during  the   third
quarter of 1995.

  General  and administrative expenses increased  25%  or
$70,600  to  $352,700  or 26.0% during  the  first  three
months  of 1997 compared with $282,100 or 10.2%  for  the
same  period in 1996.  These expenses increased  for  the
quarter  due mostly to higher personnel costs related  to
the expansion of our financial and executive area as well
as  expanding  its  financial and  shareholder  relations
programs.   As  percentage of net  sales,  administrative
expenses  increased to 26% during the  first  quarter  of
1997  from  10% during the first quarter of 1996.   While
part of this increase as a percentage of sales is due  to
the  increased expenses, most of this increase is due  to
the lower sales base experienced during the first quarter
of 1997.
  Sales  and  marketing expenses for  the  quarter  ended
March  31, 1997 decreased 29% or $174,400 to $417,900  or
30.8% of net sales in 1997 from $592,300 or 21.4% of  net
sales  in  1996.   This decrease is  partly  due  to  the
decreased  sales base and the corresponding  decrease  in
variable  expenses  such as cooperative  advertising  and
commissions to the sales force.  Additionally, during the
first   quarter  of  last  year,  the  Company   incurred
advertising  costs related to the Message Center  product
line.   That  advertising  was not  repeated  during  the
current  quarter  as  the  Message  Center  product   was
discontinued.

  Research and development costs increased by $30,900  to
$211,800 for the first quarter of 1997 from $180,900  for
the  same  quarter in 1996.  The primary reason for  this
increase  is  in developing new products for  the  second
half  of  1997.   The  Company is aggressively  expanding
recording capacities and enhancing features on both current and new products. In addition to the new Voice
Itr Digital Recorder mentioned above, the Company will also introduce new Personal Note Recorders with recording times up to 22 minutes and featuring LCD displays.
During March, 1997, the Company also began shipping an expansion to the Voice It Manager line of a 90-minutes recorder.

  Although   the  Company  was  successful  in   reducing
overall expenses in the first quarter of 1997 and increasing margins substantially compared with the first quarter of 1996, the low revenue base during the current quarter caused the company to incur an operating loss of $372,848 compared to a slight operating profit during the first quarter of 1996 of $4,400.

  Net  interest expense for the first quarter of 1996  of
$68,700 compares to net interest expense during the  same
period  last  year of $76,400.  The primary component  of
interest  expense  is the interest on the  $2.45  million
convertible debenture the Company entered into during the
fourth   quarter  of  1995.   Additionally,  the  Company
incurred  interest  expense  from  utilization   of   its
operating   capital  line-of-credit.     After   interest
expense,  the net loss for the first quarter ended  March
31, 1997 was $441,572 or $0.09 per share compared to a net loss of $72,049 or $0.01 per share for the first quarter of 1996.


Liquidity and Capital Resources

  The  Company has financed its growth to date  primarily
from  the private sale of Common Stock and Warrants,  the
merger  with  Lander  Energy  Co.  and  the  issuance  of
$2,450,000  in convertible debentures.  The Company  also
uses bank financings for short term working capital needs
as  well  as to guarantee letters of credit issued  to  a
major supplier.  At March 31, 1997, the Company had  cash
and   cash  equivalents  of  approximately  $373,200  and
working capital of approximately $3,077,600.

  Cash  used by the Company during the three months ended
March 31, 1997 was approximately $212,200.  For the three
months ended March 31, 1997, the Company recorded  a  net
loss  of approximately $441,600 and adjusted it for  non-
cash  items  totalling $75,000.   Non-cash items  include
depreciation, bad debts and discounts and amortization of
loan  costs.  Uses of cash in operations for  the  period
included  increases in prepaid expenses of  approximately
$77,100  as  well  as decreases in accounts  payable  and
accrued  liabilities  by  approximately  $1,502,600   and
$216,600 respectively.  The decrease in accounts  payable
is  attributable to paying for the inventories that  were
purchased  and  accumulated during the  last  quarter  of
1996.   Sources of cash for the period included decreases
in  the Company's accounts receivable and inventories  of
approximately $1,572,800 and $215,800 respectively.   The
accounts receivable decrease is due to the first  quarter
collection  of  the  higher fourth quarter,  1996  sales.
Additional   uses  of  cash  include  $24,900   for   the
acquisition of tooling and equipment as the Company increases its manufacturing capacity for new products, and $77,200 in acquiring other assets. During the three months ended March 31, 1997, the Company generated approximately $264,100 by drawing on a portion of its bank line-of-credit.

  At   March  31,  1997,  the  Company  had  reduced  its
revolving  line-of-credit  with  its  current  lender  to
$750,000  and extended the term from March  31,  1997  to
April 18, 1997.  The company then completed a replacement
line-of-credit  with  another lender  in  the  amount  of
$2,000,000.   Under this new line-of-credit,  the  amount
the Company may borrow is limited by the level of its eligible worldwide accounts receivable and the Company's finished goods inventory. The new line-of-credit is for three years, contains a customary minimum net worth covenant and bears interest at 2.5% above the bank's
"Base Rate".

  The  Company  believes that with its new line-of-credit
financing  and  with  the  current  capitalization,   the
Company   should  be  sufficiently  financed  for   1997.
However, if the Company experiences significant sales growth during 1997, it may be necessary for it to increase its bank line-of-credit or seek additional sources of funds.


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

  The  Company also records a significant amount  of  its
revenues  in  Europe  and  the  Middle  East.   In   most
countries,  the  Company sets its sales  prices  in  U.S.
dollars  so  that  any variances are for the  purchaser's
account.    However,  if  the  exchange  rate  fluctuates
between these other currencies and the U.S. dollar, it may have an adverse effect on the Company's sales.

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


                                    VOICE IT WORLDWIDE, INC.
                                     Registrant


Date:                                            05/14/97
                                   /S/ Dennis W. Altbrandt
                                       Chief Executive Officer


Date:                                            05/14/97
                                   /S/ Mark A. Griffith
                                       Chief Financial Officer
                                       Chief Accounting Officer