Form 10QSB
period 1997-06-30
VOICE IT WORLDWIDE INC
filed 1997-08-01
CIK 103657

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934


                For the quarterly period ended:   June 30, 1997
                                                ---------------

                     Commission File Number:       0-7796
                                             ------------



                                 VOICE IT WORLDWIDE, INC.
                        ---------------------------------------
                  (Exact Name of Registrant as Specified in its Charter)



          Colorado                                              83-0203787
--------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


2643 Midpoint Drive, Suite A
   Fort Collins, Colorado                                           80525
----------------------------------------------------              ----------
(Address of principal                                            (Zip Code)
  executive offices)

                                       (970) 221-1705
                ----------------------------------------------------
                (Registrant's Telephone Number, Including Area Code)




     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X         No
          ---------


     Number  of shares outstanding of the Issuer's Common Stock,  as  of  June
30,  1997    was    5,054,802 shares of the Registrant's common stock $.10 par
                 ------------
value.

                           PART I  -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                               VOICE IT WORLDWIDE, INC.
      =====================================================================
                              STATEMENTS OF OPERATIONS
                                   (unaudited)


                                    Three Months Ended         Six Months Ended
                                    ------------------         ----------------
                                  1996          1997         1996        1997
                                  =======     ======         ======    ======
Sales, net                       $2,390,275  $1,362,343   $5,152,202 $2,718,485

Cost of sales                     1,464,725     745,049    3,166,994  1,491,571
                                  ---------   ---------    ---------  ---------

    Gross profit                    925,550     617,294    1,985,208  1,226,914

Operating expenses
  Administrative and general        294,099     326,354      576,195    679,082
  Selling & marketing               452,573     417,431    1,044,844    835,350
  Research and development          168,601     242,555      349,531    454,376
                                  ---------   ---------    ---------   --------
    Total operating expenses        915,273     986,340    1,970,570  1,968,808

Net operating profit                 10,277    (369,046)      14,638   (741,894)

Other income (expense)
   Interest income (expense)        (67,832)    (72,610)    (144,242)  (141,334)
                                   ---------   ---------    ---------  ---------

Net income (loss) before income
 tax                                (57,555)   (441,656)    (129,604)  (883,228)
Income tax (Note 4)                       -           -            -          -
                                   ---------   ---------    ---------  ---------

Net income (loss)                  $(57,555)  $(441,656)   $(129,604) $(883,228)
                                   =========  =========    =========  ==========

Net income (loss) per common
 share (Note 7)                    $   (.01)  $    (.09)   $    (.03) $    (.17)

Weighted average number of
 shares outstanding                5,054,802  5,054,802    5,054,802  5,054,802


                               VOICE IT WORLDWIDE, INC.
                                   Balance Sheets


                                       Assets

                                                                   (Unaudited)
                                                 December 31,        June 30,
                                                -------------      -----------
Current assets
 Cash and cash equivalents                       $  585,414         $  297,258
 Accounts receivable, net of allowance
  $93,965 (1996) and $53,120 (1997)
  (Note 5)                                        3,246,302          1,473,475
 Other receivables                                   34,358             61,040
 Inventories (Note 3)                             2,570,632          2,278,376
 Prepaid expenses and other current assets           44,836            206,095
                                                  ---------          ---------
                                                  6,481,542          4,316,244
Tooling, furniture and office equipment,
 net of accumulated depreciation (Note 3)           379,707            332,212

Other assets (Note 3)                               680,250            754,194
                                                  ---------          ---------

Total assets                                     $7,541,499         $5,402,650

                                  Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                $2,243,426         $  639,677
 Accrued liabilities (Note 3)                       446,500            192,780
 Line-of-credit (Notes 2 and 5)                     266,722                  0
                                                  ---------           --------
                                                  2,956,648            832,457

Long-term debt (Note 5)                           2,450,000          3,318,570

Stockholders' equity (Note 6)
 Common stock; $.10; 10,000,000 shares
  authorized; 5,054,802 issued and
  outstanding                                       505,480            505,480
 Additional paid-in capital                       5,364,910          5,364,910
 Accumulated deficit                             (3,735,539)        (4,618,767)
                                                 ----------         ----------
                                                  2,134,851          1,251,623

Total liabilities and stockholders'
 equity                                          $7,541,499         $5,402,650
                                                 ==========         ==========


                           VOICE IT WORLDWIDE, INC.

                      Statement of Stockholders' Equity
                                 (Unaudited)


                                             Additional
                           Common Stock        Paid-in    Accumulated
                         Shares     Amount     Capital     Deficit     Total


Balance - December 31,
 1996                  5,054,802  $505,480  $5,364,910 $(3,735,539) $2,134,851

Net (loss) for the six
 months ended June 30,
 1997                          -         -           -    (883,228)   (883,228)
                       ---------  --------  ----------  -----------  ----------

Balance - June 30,
 1997                  5,054,802  $505,480  $5,364,910  $(4,618,767) $1,251,623
                       =========  ========  ==========  ===========  ==========


                           VOICE IT WORLDWIDE, INC.

                           Statements of Cash Flows
                                 (Unaudited)


                                                            Six Months Ended
                                                         1996            1997
                                                      ----------      --------
Cash flows from operating activities
 Net income (loss)                                    $(129,604)      $(883,228)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities
   Allowance for discounts and bad debts                 15,187         (40,845)
   Depreciation and amortization                        111,208         181,083
   Amortization of deferred loan costs                   12,720          12,720
   Changes in current assets and liabilities
    Receivables                                       2,971,614       1,786,990
    Prepaid expenses                                     30,224        (161,259)
    Inventories                                         529,713         292,256
    Accounts payable                                 (1,474,468)     (1,603,749)
    Accrued liabilities                                (473,371)       (253,720)
                                                     ----------      -----------
      Cash (used in) provided by operating
       activities                                     1,593,223        (669,752)

Cash flows from investing activities
 Other assets                                          (197,440)       (179,019)
 Acquisition of tooling, furniture and
  equipment                                            (161,329)        (41,233)
                                                      ---------       ----------
      Cash used in financing activities                (358,769)       (220,252)

Cash flows from financing activities
 Draws (payments) on long-term line-of-credit, net     (606,170)        601,848
                                                      ---------        ---------
      Cash used in financing activities                (606,170)        601,848

Net increase (decrease) in cash                         628,284        (288,156)

Cash - beginning of period                              251,321         585,414
                                                      ---------        ---------

Cash - end of period                                  $ 879,605        $297,258
                                                     ==========        ========

Supplemental disclosure of cash flow information: Cash paid during the period for interest was $148,883 (1996) and $112,298 (1997)

                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

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


NOTE  2  -  LETTER  OF  CREDIT
------------------------------

At June 30, 1997, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION
-------------------------------------------------



                                                   December 31,   June 30,
                                                      1996          1997
                                                   -----------   ----------
Inventories
  Raw materials                                     $701,033       $921,203
  Finished goods                                   1,869,599      1,357,173
                                                   -----------   ----------
                                                  $2,570,632     $2,278,376
                                                   ===========   ==========
Tooling, furniture and equipment
 Office furniture and equipment                     $222,424       $241,080
 Tooling and manufacturing equipment                 460,151        482,727
                                                   -----------   -----------
                                                     682,575        723,807
Less accumulated depreciation                       (302,868)      (391,595)
                                                   -----------   -----------
                                                    $379,707       $332,212
                                                   ===========   ===========
Other assets
 Deferred loan costs - net of accumulated
  amortization of $27,559 in 1996 and $40,279
  in 1997                                           $155,834       $143,114
 Product software development costs - net of
  accumulated amortization of $66,283 in 1996
  and  $132,043 in 1997                              330,054        436,152
 Patent costs - net of accumulated amortization of
  $66,647 in 1996 and $93,242 in 1997                194,284        176,851
 Other                                                    78         (1,923)
                                                    ----------    -----------
                                                   $ 680,250     $  754,194
                                                    ==========    ===========

                                             December 31,          March 31,
                                                1996                  1997
                                            --------------        -----------
Accrued liabilities
 Vacation & 401K                                $ 38,587          $   38,587
 Advertising                                     254,809              45,568
 Warranty                                         50,729              46,558
 Commissions                                      91,614              44,911
 Other                                            10,761              17,156
                                            --------------         -----------
                                                $446,500           $ 192,780
                                            ==============         ===========


NOTE 4 - INCOME TAXES
-------------------------------------------------------


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


NOTE  5  -  LONG-TERM  DEBT  AND  LINE-OF-CREDIT
------------------------------------------------

                                                      December 31,    June 30,

Line-of-credit to a bank with interest at their
 "Base Rate" plus 5%, totaling 13.25%  at
  December  31,  1996, payable monthly, principal
  due on or before April 18, 1997.  This line-of-credit
  was fully repaid and expired on April 18, 1997.        $  266,722  $        -

$2,000,000  line of credit to a bank, interest at
 their "Base Rate" plus 2.5%, totaling  11.0%  at
 June 30, 1997, payable monthly, principal due on
 or before March 31, 2000.  Borrowings are
 collateralized by, and limited to a percentage
 of  eligible  worldwide accounts receivable and
 finished goods inventory (Note 2).                               -      868,570

8% convertible debenture, interest payable monthly,
 convertible into one share of common stock for each
 $0.95 of principal converted.  Principal due November
 1,  2002.  Loan  costs  associated  with  this
 debenture were approximately $180,000,  and  are
 amortized  over the life of the agreement resulting in an
 effective interest rate of 9%.  Monthly principal
 redemption of one percent of the  then  outstanding
 balance  begins  in  November,  1998.                      2,450,000  2,450,000
                                                            ---------  ---------
                                                            2,716,722  3,318,570
Less  current  portion                                       (266,722)       -
                                                            ---------  ---------

Total  long-term  debt                                     $2,450,000 $3,318,570
                                                            =========  =========


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

Warrants
-----------------------------


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

Stock  Options
--------------

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through June 30, 1997, the Company had granted 654,443 options with various vesting periods and an exercise price of between $1.06 and $3.00 per share. As of June 30, 1997, 402,443 granted options are vested with exercise prices
ranging  from  $1.56  to  $3.00.    However,  no  options
have  been  exercised.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock options and warrants granted. Consistent with the disclosure-only provisions of SFAS No. 123, the Company must provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied.

The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's option, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.


NOTE  7  -  EARNINGS  PER  SHARE
--------------------------------

Net income per common share is based on the weighted average number of common shares outstanding, inclusive of common stock equivalents computed using the modified treasury stock method. However, common stock equivalents were not used in computing the loss per share, as their inclusion would have been anti-dilutive.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW:

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

     The Company's first product, the Voice It Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded to six models with recording capacities from 40 seconds to six minutes with retail prices ranging from $29 to $90.

     During  the  fourth  quarter of 1996, the Company introduced the Voice It
Manager, a new line of digital recording products that offer both extended digital recording capacity and organization features including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities. The Company was able to introduce these products in over 1,500 stores in addition to several national direct mail catalogs. The Company is marketing three Voice It Manager models which have recording capacities up to 22, 45 and 90 minutes and range in price from $89 to $199.

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

     The Company continually monitors its gross margins and aggressively seeks cost reduction which, in the past, has resulted in significant improvement in gross margins. Gross margins declined to a low of 30% during the third quarter of 1995 and have gradually increased each quarter to the current level of 45%. The Company expects to continue to achieve current margin levels for the remainder of the year.

RESULTS  OF  OPERATIONS:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:



                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                              ------------------           ----------------
                               1996         1997            1996        1997
                             ---------  --------           -------    -----

Net sales                      100.0%     100.0%             100.0%   100.0%
Cost of sales                   61.3       54.7               61.5     54.9
                               ------  ---------          ---------  -------
Gross profit                    38.7       45.3               38.5     45.1
                               ------  ---------          ---------  -------
Operating expenses
 Administrative and general     12.3       24.0               11.2     25.0
 Selling and marketing          18.9       30.6               20.3     30.7
 Research and development        7.1       17.8                6.8     16.7
                               ------  ---------          ---------  -------
Total operating expenses        38.3       72.4               38.2     72.4
                               ------  ---------          ---------  -------
Operating income (loss)          0.4      (27.1)               0.3    (27.3)
Other income (expense), net     (2.8)      (5.3)              (2.8)    (5.2)
                               ------  ---------          ---------  -------
Net loss before income tax      (2.4)     (32.4)              (2.5)   (32.5)
Income tax (benefit)             0.0        0.0                0.0      0.0
                               ------  ---------          ---------  -------
Net loss                       (2.4)%     (32.4)%            (2.5)%  (32.5)%
                               ======  =========          =========  =======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     Sales for the three months ended June 30, 1997 were $1,362,300 compared to $2,390,300 for the three months ended June 30, 1996. While the Company's longer recording time products have been well received by the consumers, the continuing weak consumer electronics market, combined with the negative impact from the liquidation of competitive product inventory at extraordinarily low selling prices, caused an extraordinary decrease in sales during the first half of 1997. During the second half of 1997, the Company is introducing several new models which expand recording capacities up to 22 minutes, offer LCD displays and continue to enhance the features that should further meet consumers increasing needs and effectively act as a digital replacement for the existing tape recorder market. Additionally, the Company is introducing the Voice It Digital Recorder line of products that will combine long recording capacity through internal flash memory in addition to removable flash memory cards. The new digital recorder will have a number of editing features and will be able to download data to a computer for data management, storage, transcription and attaching to E-mail.

     Cost of sales for the second quarter ended June 30, 1997 decreased to $745,000 or 54.7% of net sales from $1,464,700 or 61.3% of net sales during the second quarter of 1996. The dollar decrease is due to the corresponding decrease in unit sales. However, as a percentage of net sales, cost of sales have significantly decreased through the Company's cost reduction programs. The cost reduction programs combined with the introduction of new technology and products have effectively increased the Company's gross product margin to 45% during the current quarter from a low of 30% during the third quarter of 1995.

     General and administrative expenses increased $32,300 to $326,400 or 24.0% during the second quarter of 1997 compared with $294,100 or 12.3% for the same period in 1996. These expenses increased for the quarter due mostly to higher personnel costs related to the expansion of our financial and executive area and corresponding costs such as travel and telephone. Additionally, non-cash expenses such as depreciation and amortization have increased over last year due to increased capitalized spending for patent and trademark protection during the second half of 1996. As a percentage of net sales, administrative expenses increased due in part to the increased expenses, but mostly because of the decrease in the sales base experienced during the second quarter of 1997.

     Sales and marketing expenses for the quarter ended June 30, 1997 decreased $35,100 to $417,400 or 30.6% of net sales in 1997 from $452,600 or
18.9% of net sales in 1996. This dollar decrease is due to the decreased sales base and the corresponding decrease in variable expenses such as cooperative advertising and commissions to the sales force.

     Research and development costs increased $74,000 to $242,600 for the second quarter of 1997 from $168,600 for the same quarter in 1996. The primary reason for this increase is the cost of developing new products for introduction in the second half of 1997. The Company is aggressively expanding recording capacities and enhancing features on both current and new products. In addition to the new Voice It Digital Recorder mentioned above, the Company will also introduce new Personal Note Recorders with recording times up to 22 minutes and featuring LCD displays. During March, 1997, the Company also began shipping an expansion to the Voice It Manager line of a 90-minutes recorder.

     While the Company increased its margins substantially compared with the second quarter of 1996, the low revenue base during the current quarter could not overcome the level of fixed expenses and increased research costs resulting in an operating loss of $369,046 compared to a slight operating profit during the second quarter of 1996 of $10,277.

     Net interest expense for the quarter ending June 30, 1997 of $72,610 compares to net interest expense during the same period last year of $67,800. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility. After interest expense, the net loss for the second three months ended June 30, 1997 was $441,656 or $0.09 per share compared to a net loss of $57,555 or $0.01 per share for the second quarter of 1996.

SIX  MONTHS  ENDED  JUNE  30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     Sales for the first half ending June 30, 1997 of $2,718,500 is significantly lower than the $5,152,200 recorded during the first half of 1996. As mentioned above, while the Company's longer recording time products have been well received by the consumers, the continuing weak consumer electronics market, combined with the negative impact from the liquidation of competitive product inventory at extraordinarily low selling prices caused an decrease in sales during the first half of 1997. During the second half of 1997, the Company is introducing several new models which expand recording capacities up to 22 minutes, offer LCD displays and continue to enhance the features that should further meet consumers increasing needs and effectively act as a digital replacement for the existing tape recorder market. Additionally, the Company is introducing the Voice It Digital Recorder line of products that will combine long recording capacity through internal flash memory in addition to removable flash memory cards. The new digital recorder will have a number of editing features and will be able to download data to a computer for data management, storage, transcription and attaching to E-mail.

     Cost of sales for the first six months ended June 30, 1997 decreased to $1,491,600 or 54.9% of net sales from $3,167.000 or 61.5% of net sales during the first half of 1996. The dollar decrease is due to the corresponding decrease in unit sales. However, as mentioned above, the cost of sales has decreased significantly as a percentage of net sales through the Company's cost reduction program.

     General and administrative expenses increased $102,900 to $679,100 or 25.0% during the first six months of 1997 compared with $576,200 or 11.2% for the same period in 1996. These expenses increased for the quarter due mostly to higher personnel costs related to the expansion of our financial and executive area as well as increased travel to build financial and shareholder relations programs.

     Sales and marketing expenses for the first six months ended June 30, 1997 decreased $209,500 to $835,400 or 30.7% of net sales in 1997 from $1,044,800 or 20.3% of net sales in 1996. This decrease is mostly due to the decreased sales base and the corresponding decrease in variable expenses such as cooperative advertising and commissions to the sales force.

     Research and development costs increased $104,900 to $454,400 for the first half of 1997 from $348,500 for the same period in 1996. The primary reason for this increase is developing an increase of new products for introduction during the second half of 1997. The Company expanding recording capacities, enhancing features on both current and new products and writing computer software to be able to download information from our new Voice It Digital Recorder to a personal computer. In addition to the new Voice It
Digital Recorder the Company is also introducing new Personal Note Recorders with increased recording times and LCD displays.

     As discussed above, even with the substantial increase in margins, the low revenue base during the first six months of 1997 resulted in an operating loss of for the period of $741,894 compared to a slight operating profit during the first half of 1996 of $14,638.

     Interest expense for the first six months ended June 30, 1997 of $141,334 compares to net interest expense during the same period last year of $144,242. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its operating capital line-of-credit. After interest expense, the net loss for the six months ended June 30, 1997 was $883,228 or $0.17 per share compared to a net loss of $129,604 or $0.03 per share for the second quarter of 1996.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short term working capital needs as well as to guarantee letters of credit issued to a major supplier. At June 30, 1997, the Company had cash and cash equivalents of approximately $297,300 and working capital of approximately $3,483,800.

     Cash used by the Company during the six months ended June 30, 1997 was approximately $936,500. For the six months ended June 30, 1997, the Company recorded a net loss of approximately $883,200 including it for non-cash items totalling $153,000. Non-cash items include depreciation, bad debts and discounts and amortization of loan costs. Uses of cash in operations for the period included increases in prepaid expenses of approximately $161,300 as well as decreases in accounts payable and accrued liabilities by approximately $1,603,700 and $253,700 respectively. The decrease in accounts payable is attributable to payments during the first quarter of 1997 related to inventories that were produced during the last quarter of 1996. Sources of cash for the period included decreases in the Company's accounts receivable and inventories of approximately $1,787,000 and $161,300 respectively. The accounts receivable decrease is due to the first quarter collection of the higher fourth quarter, 1996 sales. Additional uses of cash include $41,200 for the acquisition of tooling and equipment as the Company increases its manufacturing capacity for new products, and $179,000 in acquiring other assets. During the six months ended June 30, 1997, the Company generated approximately $601,800 by drawing on a portion of its new bank line-of-credit, net of repaying the previous bank line-of-credit.

     On April 18, 1997, the company completed negotiations on a $2,000,000 replacement line-of-credit with a new lender. Under the terms of this new line-of-credit, the Company' borrowings are collateralized by, and limited to, a percentage of eligible worldwide accounts receivable as well as finished goods inventories. The Company also negotiated a lower interest rate equal to the lenders "Base Rate" plus 2.5%, totaling 11% at June 30, 1997. The new line-of-credit is for three years and contains a customary minimum net worth covenant.

     The Company believes that with its new line-of-credit financing and with the current capitalization, the Company should be sufficiently financed for 1997. However, if the Company experiences significant sales growth during 1997, it may be necessary for it to increase its bank line-of-credit or seek additional sources of funds.


SEASONALITY:

     The Company anticipates that its business will be seasonal; Historically, at least 40% to 50% of its sales occurring during the fourth quarter of the year in time for the holiday gift giving season.


FOREIGN  EXCHANGE:

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

INFLATION:

     Management believes that inflation has not and will not have a significant impact on its business.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1. Legal Proceedings.                                          None
------------------------------------------------------------

Item 2. Changes in Securities.                                      None
------------------------------------------------------------

Item 3. Defaults upon Senior Securities.  None
------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.        None
------------------------------------------------------------

Item 5. Other Information.                                          None
------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.                     None
------------------------------------------------------------




                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       VOICE IT WORLDWIDE, INC.
                                                       ------------------------
                                                               Registrant


 Date:            08/14/97                             /s/ Dennis W. Altbrandt
                                                       Dennis W. Altbrandt
                                                       Chief Executive Officer


Date:            08/14/97                              /s/ Mark A. Griffith
                                                       Mark A. Griffith
                                                       Chief Financial Officer
                                                       Chief Accounting Officer