Form 10QSB
period 1997-09-30
VOICE IT WORLDWIDE INC
filed 1997-11-13
CIK 103657

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934


             For the quarterly period ended:   September 30, 1997
                                             --------------------

                     Commission File Number:       0-7796
                                             ------------



                           VOICE IT WORLDWIDE, INC.
                    ---------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Colorado                            83-0203787
     ------------------          ----------------------------
(State  or  other  jurisdiction  of          (I.R.S.  Employer
incorporation  or  organization)          Identification  Number)


2643  Midpoint  Drive,  Suite  A
   Fort  Collins,  Colorado                80525
---------------------------          -------------------
(Address  of  principal                 (Zip  Code)
  executive  offices)

                                (970) 221-1705
                           ------------------------
             (Registrant's Telephone Number, Including Area Code)



     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes          X    No
          ---------


     Number  of  shares  outstanding  of  the  Issuer's  Common Stock,  as  of
September  30,  1997  was    5,054,802 shares of the Registrant's common stock
                          ------------
$.10  par  value.

                       PART I  -  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                           VOICE IT WORLDWIDE, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                    Three Months Ended       Nine Months Ended
                                        September 30,          September 30,
                                    ------------------       -----------------
                                    1996          1997       1996         1997
                                    ----          ----       ----         ----

Sales - net                     $2,203,294   $1,360,996   $7,355,496 $4,079,481
Cost of sales                    1,148,577      949,850    4,315,571  2,441,420
                                 ---------    ---------    ---------  ---------
  Gross profit                   1,054,717      411,146    3,039,925  1,638,061

Operating expenses:
 Administrative and general        284,240      319,916      860,437    998,998
 Selling & marketing               612,474      568,515    1,657,317  1,403,866
 Research and development          152,452      222,013      501,982    676,389
 Non recurring charge to
  operations                     1,421,703            0    1,421,703          0
                                 ---------      -------    ---------  ---------
    Total operating expenses     2,470,869    1,110,444    4,441,439  3,079,253

    Net operating profit        (1,416,152)    (699,298)  (1,401,514)(1,441,192)

Other income (expense)
 Interest income (expense)         (56,503)     (87,760)    (200,744)  (229,094)
                                  --------       ------      -------    -------

Net income (loss) before
 income tax                     (1,472,655)    (787,058)  (1,602,258)(1,670,286)
Income tax (Note 4)                      0            0            0          0
                                 ---------      -------    ---------  ---------

Net income (loss)             ($1,472,655)   ($787,058) $(1,602,258)$(1,670,286)
                               ==========     ========   ==========  ==========

Net income (loss) per
 common share (Note 7)             ($0.29)       $(.16)       $(.32)      $(.33)
                               ==========     ========   ==========  ==========

Weighted average number of shares
  outstanding                   5,054,802    5,054,802    5,054,802   5,054,802
                                =========    =========    =========   =========


                           VOICE IT WORLDWIDE, INC.
                                BALANCE SHEETS


                                                          (unaudited)
                                       December 31,      September 30,
                                           1996               1997
                                           ----               ----
                         ASSETS
Current assets:
 Cash and cash equivalents               $585,414           $225,656
 Accounts receivable, net of
  allowance $93,965 (1996)
  and $69,792 (1997)(Note 5)            3,246,302          1,855,617
 Other receivables                         34,358             51,876
 Inventories (Note 3)                   2,570,632          2,614,769
 Prepaid expenses and other
  current assets                           44,836            215,509
                                        6,481,542          4,963,427
Tooling, furniture and office
 equipment, net of
 accumulated depreciation (Note 3)        379,707            333,564

Other assets (Note 3)                     680,250            778,488
                                         --------            -------

Total assets                           $7,541,499         $6,075,479
                                       ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities
 Accounts payable                     $2,243,426          $1,200,193
 Accrued liabilities (Note 3)            446,500             247,023
 Line-of-credit (Notes 2 and 5)          266,722                   0
                                       ---------           ---------
                                       2,956,648           1,447,216

Long-term debt (Note 5)                2,450,000           4,163,698

Stockholders' equity (Note 6)
 Common stock; $.10 par;
  10,000,000 shares
  authorized; 5,054,802 issued
  & outstanding                          505,480            505,480
  Additional paid in capital           5,364,910          5,364,910
  Accumulated deficit                 (3,735,539)        (5,405,825)
                                       ---------          ---------
                                       2,134,851            464,565
                                       ---------          ---------
Total liabilities and
 stockholders' equity                 $7,541,499         $6,075,479
                                       =========          =========


                           VOICE IT WORLDWIDE, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                         Additional
                 Common Stock              Paid-in     Accumulated
                    Shares       Amount    Capital       Deficit       Total
                    ------       ------    -------       -------      -------

Balance-December
  31, 1996        5,054,802     $505,480 $5,364,910   ($3,735,539) $2,134,851


Net (loss) for
 the nine months
 ended September
 30, 1997                 0            0           0   (1,670,286) (1,670,286)

Balance - September
 30, 1997         5,054,802      $505,480 $5,364,910  $(5,405,825)   $464,565
                  =========       =======  =========   ==========     =======


                           VOICE IT WORLDWIDE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Nine Months Ended
                                                       September 30
                                                    1996          1997
                                                    ----          ----
Cash flows from operating activities
 Net income (loss)                             ($1,602,258)   ($1,670,286)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities
 Non-cash charge to operations                   1,421,703              0
 Allowance for discounts and bad debts              29,357        (24,173)
 Depreciation and amortization                     142,832        281,565
 Amortization of deferred loan costs                19,080         19,080
 Changes in current assets and liabilities
  Receivables                                    2,348,250      1,397,340
  Prepaid expenses                                  17,813       (170,673)
  Inventories                                     (216,396)       (44,137)
  Accounts payable                                (758,645)    (1,043,233)
  Accrued liabilities                             (374,042)      (199,477)
     Cash (used in) provided by
      operating activities                       1,027,694     (1,453,994)

Cash flows from investing activities
 Other assets                                     (290,299)      (263,444)
 Acquisition of tooling,
  furniture and equipment                         (220,285)       (89,296)
                                                  --------        -------
      Cash used in investing activities           (510,584)     (352,740)

Cash flows from  financing activities
 Draws (payments) on long term
  line-of-credit - net                            (387,999)    1,446,976
                                                   --------    ---------
      Cash used in financing activities           (387,999)    1,446,976

Net increase (decrease) in cash                    129,111      (359,758)

Cash - Beginning of period                         251,321       585,414
                                                   -------       -------

Cash - End of period                              $380,432      $225,656
                                                  ========      ========


Supplemental disclosure of cash flow information: Cash paid during the period for interest was $148,883 (1996) and $204,942 (1997)

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


NOTE  2  -  LETTER  OF  CREDIT
------------------------------

At September 30, 1997, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION
-------------------------------------------------

                                               December  31,   September  30,
                                                    1996            1997
                                                    -----           ----
Inventories
 Raw  materials                                 $  701,033      $1,486,048
 Finished  goods                                 1,869,599       1,128,721
                                                 ---------       ---------
                                                $2,570,632      $2,614,769
                                                 =========       =========
Tooling,  furniture  and  equipment
 Office  furniture  and  equipment              $  222,424      $  248,159
 Tooling  and  manufacturing  equipment            460,151         523,712
                                                 ---------       ---------
                                                   682,575         771,871
     Less  accumulated  depreciation              (302,868)       (438,307)
                                               -----------       ---------
                                                 $ 379,707      $  333,564
                                               ===========       =========
Other  assets
 Deferred loan costs - net of accumulated
  amortization of $27,559 in 1996 and $46,639
  in 1997                                         $155,834      $  136,754
 Product software development costs - net of
  accumulated amortization of $66,283 in 1996
  and $172,093 in 1997                             330,054         474,229
 Patent costs - net of accumulated amortization
  of $66,647 in 1996 and $106,963 in 1997          194,284         169,428
 Other                                                  78          (1,923)
                                                   -------         -------
                                                  $680,250        $778,488
                                                   =======         =======


                                              December  31,  September  30,
                                                  1996           1997
                                                  ----           ----
Accrued  liabilities
 Vacation  &  401K                             $ 38,587        $ 42,546
 Advertising                                    254,809          63,320
 Warranty                                        50,729          32,520
 Commissions                                     91,614          67,988
 Other                                           10,761          40,649
                                                 ------          ------
                                               $446,500        $247,023
                                                =======        ========


NOTE  4  -  INCOME  TAXES
-------------------------

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


NOTE  5  -  LONG-TERM  DEBT  AND  LINE-OF-CREDIT
------------------------------------------------

                                                December 31,    September 30,
                                                    1996            1997
                                                    ----            ----
Line  of credit to a bank with interest at
 their "Base Rate" plus 5%, totaling
 13.25  %  at  December  31,  1996, payable
 monthly, principal due on or before
 April 18, 1997.  This line of credit was
 fully repaid and expired on April 18,
 1997.                                            $266,722         $      0

$2,000,000  line of credit to a bank,
 interest at their "Base Rate" plus 2.5%,
 totaling  11.0%  at June 30, 1997, payable
 monthly, principal due on or before
 March 31, 2000.  Borrowings are collateralized
 by, and limited to a percentage of  eligible
 worldwide accounts receivable and finished
 goods inventory (Note 2).    At  September  30,
 1997,  the  Company  was not in compliance with
 the tangible  net  worth  covenant  of  the
 loan  agreement  (Note  8).                             0        1,713,698

8% convertible debenture, interest payable
 monthly, convertible into one share
 of common stock for each $0.95 of principal
 converted.  Principal due November
 1,  2002.    Loan  costs  associated  with
 this  debenture were approximately
 $180,000,  and  are  amortized  over the
 life of the agreement resulting in an
 effective interest rate of 9%.  Monthly
 principal redemption of one percent of
 the  then  outstanding  balance  begins
 in  November,  1998.                             2,450,000     2,450,000
                                                  ---------     ---------
                                                  2,716,722     4,163,698
Less  current  portion                             (266,722)            0
                                                  ---------     ---------

Total  long-term  debt                           $2,450,000    $4,163,698
                                                 ==========    ==========



NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

Warrants
--------

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

Stock  Options
--------------

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through September 30, 1997, the Company had granted 654,443 options with various vesting periods and an exercise price of between $1.06 and $3.00 per share. As of September 30, 1997, 434,443 granted options are vested with exercise prices ranging from $1.56 to $3.00. However, no options have been exercised.

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


NOTE  8  -  SUBSEQUENT  EVENTS
------------------------------

During the period, the Company became aware that it was not compliance with the tangible net worth requirement of its loan and security agreement with its primary lender. While the lender is aware of this situation, it has issued a default under the loan agreement. The Company is currently pursuing alternatives to return to compliance with the tangible net worth requirement.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW:



     Voice It Worldwide, Inc. ("Voice It") utilizes a broad range of silicon chip technology including digital analog storage devices, flash memory and digital voice compression integrated circuits. Voice It combines these technologies with proprietary software enabling the Company to stay on the cutting edge of new voice products. The Company protects its proprietary technology through a combination of pending patents, copyrights and trade secrets.

     The Company markets its products in the United States and internationally in Canada, Europe, South Africa and the Middle East. Voice It products are now available in a variety of distribution channels including direct mail catalogs, office super stores, catalog showrooms, electronic specialty stores and drug stores. Many of the retailers carrying Voice It products are well known stores such as The Sharper Image, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City and Best Buy. In Canada, the products are also available through Radio Shack, London Drugs, Office Depot and Business Depot. Internationally, the Company now has distribution in more than 15 countries worldwide, with new distributors in England, Spain, Belgium and Holland.

     The Company's first product, the Voice It Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded its Personal Note Recorder line to include models with recording capacities from 40 seconds to ten minutes and again added the new Executive Series that increases the capacity to 22 minutes.

     During  the  fourth  quarter of 1996, the Company introduced the Voice It
Manager, a new line of digital recording products that offer both extended digital recording capacity and organization features including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities. The Company was able to introduce these products in over 1,500 stores in addition to several national direct mail catalogs. The Company is marketing three Voice It Manager models which have recording capacities up to 22, 45 and 90 minutes.

     During 1997, the Company again redefined its role in digital recording technology by developing and introducing a new Executive Series of Personal Note Recorders that have recording times up to 22 minutes and combines enhanced features with an LCD display. The Company also extended its product line to include a new Digital Voice Recorder that has 50 minutes of internal memory as well as the ability to increase its capacity by adding a 50 minute removable memory card. By using additional memory cards, the Voice It Digital Voice Recorder has virtually unlimited storage capacity. The Digital Voice Recorder's edit features work like a "verbal word processor" for voice files enabling the addition or deletion of words or phrases seamlessly within a sentence or paragraph. In addition to all of the other enhanced features, the Company's new recorder downloads its compressed verbal files to a Personal Computer. Using the Voice It PC Link software, the files can be named and stored, played through the computer's speakers for transcription using popular word processing programs, or even attached to email and sent via the internet.

RESULTS  OF  OPERATIONS:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:


                              Three  Months  Ended    Nine  Months Ended
                                 September  30,         September 30,
                                 --------------         -------------
                              1996            1997    1996          1997
                              ----            ----    ----          ----

 Net  sales                  100.0%          100.0%    100.0%       100.0%
 Cost  of  sales              52.1            69.8      58.7         59.8
                            --------        --------  ------       ------
  Gross  profit               47.9            30.2      41.3         40.2
                            --------        --------  ------       ------
Operating  expenses
 Administrative  and
  general                     12.9            23.5      11.7         24.5
 Selling  and  marketing      27.8            41.8      22.5         34.4
 Research  and  development    6.9            16.3       6.8         16.6
 Non recurring charge to
  operations                  64.5             0.0      19.4          0.0
                            -------          -------   ------        -----
  Total operating expenses   112.1            81.6      60.4         75.5
                             ------          ------    ------        ------
  Operating income (loss)    (64.2)          (51.4)    (19.1)       (35.3)
  Other  income  (expense),
    net                       (2.6)           (6.4)     (2.7)        (5.6)
                             --------        ------   --------       -----
Net loss before income tax   (66.8)          (57.8)    (21.8)       (40.9)
Income  tax  (benefit)         0.0             0.0       0.0          0.0
                             -------         -------   -------      -------
  Net  loss                  (66.8)%         (57.8)%   (21.8)%      (40.9)%
                             ========        =======   =======      ======



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     Net sales for the three months ended September 30, 1997 were $1,361,000 compared to $2,203,300 for the three months ended September 30, 1996. Three primary factors were instrumental in posting these reduced sales for the quarter. First, while the Company began shipping its new products during August and September, 1997, the Company's contract manufacturer was behind schedule to ramp up production levels to their required capacities in order to complete the current back orders. At September 30, 1997, the Company had back orders of its products of approximately $1 million. Second, the Company had authorized an inventory exchange with a major customer to return some of its lower run time Voice It products and replace them with the higher run time new products. These returns came in during the third quarter, but because the Company was back ordered, it was unable to ship the new products until the fourth quarter. Finally, there is a continuing weak consumer electronics market, which was also negatively impacted from the liquidation of competitive product inventory at extraordinarily low selling prices.

     Cost of sales for the third quarter ended September 30, 1997 decreased to $949,800 or 69.8% of net sales from $1,148,600 or 52.1% of net sales during the third quarter of 1996. The dollar decrease is due to the corresponding decrease in unit sales. As a percentage of net sales, cost of sales increased during the quarter because of the larger mix of international sales as a percentage of total. Also, the inventory exchange from the customer mentioned above caused a negative impact to margins. Although the current quarter's cost of sales percentage had increased, the Company is continuing its cost reduction program and expects to see the fourth quarters costs decreased of sales to be lower as a percentage of sales which will result in gross margins returning to the high 40% range.

     General and administrative expenses increased $35,700 to $319,900 during the third quarter of 1997 compared with $284,200 for the same period in 1996. These expenses increased for the quarter due mostly to higher personnel costs related to the expansion of our financial and executive area and an increase in our investor relations area. Also, non-cash expenses such as depreciation and amortization have increased over last year due to increased capitalized spending for patent and trademark protection during the second half of 1996.

     Sales and marketing expenses for the quarter ended September 30, 1997 decreased $43,600 to $568,500 from $612,500 during the same quarter in 1996. This decrease is mostly due to the decreased sales base and the corresponding decrease in variable expenses such as cooperative advertising and commissions to the sales force.

     Research and development costs increased $69,600 to $222,000 for the third quarter of 1997 from $152,400 for the same quarter in 1996. The primary reason for this increase is the cost of developing new products for
introduction  in  the  second  half  of  1997.    The  Company  continues  to
aggressively expand recording capacities and enhance features on both its current and new products and has also developed computer software to download and interface with the PC.

     During the third quarter of 1996, the Company recorded a non recurring charge to operations of approximately $1.4 million. This non-cash charge resulted from the discontinuance of the Company's Message Center product line and the reduction of certain inventory carrying costs due to technology advances.

     Primarily because of the one million dollar backlog of orders, combined with the inventory exchange from a customer, the Company incurred substantially lower than normal revenues during the third quarter, 1997. As such, this revenue base could not absorb the level of fixed expenses and increased research costs resulting in an operating loss of $699,298 compared to an operating loss during the third quarter of 1996 of $1,416,152.

     Net interest expense for the quarter ending September 30, 1997 of $87,760 compares to net interest expense during the same period last year of $56,503. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility. After interest expense, the net loss for the third three months ended September 30, 1997 was $787,058 or $0.16 per share compared to a net loss of $1,472,655 or $0.29 per share for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     Sales for the first nine months ended September 30, 1997 of $4,079,500 is significantly lower than the $7,355,500 recorded during the nine months of 1996. This decrease is attributable to a variety of reasons including the overall decrease in the consumer electronic category, a delay in the production ramp up of its new products and higher returns due to the inventory exchange with one of our larger customers.

     Cost of sales for the nine months ended September 30, 1997 decreased to $2,441,400 or 59.8% of net sales from $4,315.600 or 58.7% of net sales during the nine months of 1996. The dollar decrease is due to the corresponding decrease in unit sales. Cost of sales as a percentage of sales increased slightly for the current nine months due partly to the impact of the inventory exchange absorbed during the third quarter of 1997. The Company expects the costs for fourth quarter to be lower resulting in gross margins returning to the high 40% level.

     General and administrative expenses increased $138,600 to $999,000 during the nine months of 1997 compared with $860,400 for the same period in 1996. These expenses increased for the quarter due mostly to higher personnel costs related to the expansion of our financial and executive area as well as increased travel and an increase in shareholder relations programs.

     Sales and marketing expenses for the nine months ended September 30, 1997 decreased $253,400 to $1,403,700 from $1,657,300 in 1996. This decrease is mostly due to the decreased sales base and the corresponding decrease in variable expenses such as cooperative advertising and commissions to the sales force.

     Research and development costs increased $174,400 to $676,400 for the nine months of 1997 from $502,000 for the same period in 1996. The primary reason for this increase is developing new products for introduction during the second half of 1997. The Company has expanded its recording capacities, enhanced the features on both current and new products. The Company has also written computer software that can process the compressed voice information that can now be downloaded and managed from our new Voice It Digital Recorder to a personal computer.

     During 1996, the Company made the decision to discontinue its Message Center product line. As a result, the Company recorded a non-cash charge to operations of approximately $1.4 million.

     During the nine months ended September 30, 1997, the Company has had a significantly lower revenue base than during the first nine months of 1996. This decrease is attributable to a variety of reasons including the overall decrease in the consumer electronic category, a delay in the production ramp up of its new products and higher returns due to stock balancing . The result of this decreased revenue is an operating loss of for the period of $1,441,192 compared to an operating loss during the nine months ended September 30, 1996 of $1,401,514.

     Interest expense for the nine months ended September 30, 1997 of $229,094 compares to net interest expense during the same period last year of $200,744. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its operating capital line-of-credit. After interest expense, the net loss for the nine months ended September 30, 1997 was $1,670,286 or $0.33 per share compared to a net loss of $1,602,258 or $0.32 per share for the first nine months of 1996.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short term working capital needs. At September 30, 1997, the Company had cash and cash equivalents of approximately $225,700 and working capital of approximately $3,516,200.

     Cash used by the Company for operating activities during the nine months ended September 30, 1997 was approximately $1,454,000. The Company recorded a net loss during the period of approximately $1,670,300 including non-cash items totalling $276,500. Non-cash items include depreciation, bad debts and discounts and amortization of loan costs. Uses of cash in operations for the period included increases in prepaid expenses and inventories of approximately $170,700 and $44,100 respectively as well as decreases in accounts payable and accrued liabilities by approximately $1,043,200 and $199,500 respectively. The decrease in accounts payable is attributable to payments during the first quarter of 1997 related to inventories that were produced during the last quarter of 1996. Sources of cash for the period included decreases in the Company's accounts receivable of approximately $1,397,300. The accounts receivable decrease is due to the first quarter collection of the higher fourth quarter, 1996 sales combines with lower revenues during the first nine months of 1997. Additional uses of cash include $89,300 for the acquisition of tooling and equipment as the Company increases its manufacturing capacity for new products, and $263,400 in acquiring other assets. During the nine months ended September 30, 1997, the Company generated approximately $1,447,000 by drawing on a portion of its bank line-of-credit, net of repaying the current portion of the bank line-of-credit.

     On April 18, 1997, the company completed a three year $2,000,000 line-of-credit with a new lender. Under the terms of this new line-of-credit, the Company' borrowings are collateralized by, and limited to, a percentage of eligible worldwide accounts receivable as well as finished goods inventories. The Company also negotiated a lower interest rate equal to the lenders "Base Rate" plus 2.5%, totaling 11% at September 30, 1997. The credit and security agreement of this line-of-credit contains a customary minimum net worth covenant. Due to the reduced sales and increased loss mentioned earlier, the Company is not currently in compliance with the minimum tangible net worth requirement. While the bank is aware of this situation, it has not issued a default under the loan agreement. The Company is currently pursuing alternatives to return to compliance with the tangible net worth requirement.


SEASONALITY:

     The Company anticipates that its business will be seasonal; Historically, at least 40% to 50% of its sales occurring during the fourth quarter of the year in time for the holiday gift giving season.


FOREIGN  EXCHANGE:

     The Company's products are principally purchased from suppliers in the Far East with its prices negotiated on an annual basis in U.S. dollars at exchange rates reset annually. Exchange rate fluctuations between the U.S. Dollar and the Singapore dollar could have an adverse effect on the Company's costs of sales and gross margins. In the event of extreme exchange rate fluctuations, it may become uneconomical for the relationship between the Company and its suppliers to continue.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



Item  1.  Legal  Proceedings.                    None
-----------------------------

Item  2.  Changes  in  Securities.               None
----------------------------------

Item  3.  Defaults  upon  Senior  Securities.    None
---------------------------------------------

Item  4.  Submission  of  Matters to a Vote of Security Holders.          None
----------------------------------------------------------------

Item  5.  Other  Information.                    None
-----------------------------

Item  6.  Exhibits  and  Reports  on  Form  8-K.          None
------------------------------------------------



                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          VOICE  IT  WORLDWIDE,  INC.
          ---------------------------
                  Registrant


Date:            11/14/97                            /s/Dennis W. Altbrandt
            ------------------
                                                     Dennis  W.  Altbrandt
                                                     Chief  Executive  Officer


Date:            11/14/97                            /s/Mark A. Griffith
       ------------------
                                                     Mark  A.  Griffith
                                                     Chief  Financial  Officer
                                                     Chief  Accounting  Officer