Form 10QSB/A
period 1997-09-30
VOICE IT WORLDWIDE INC
filed 1997-11-18
CIK 103657

FORM 10-QSB/A

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
                                                  ========      ========


Supplemental disclosure of cash flow information: Cash paid during the period for interest was $199,376 (1996) and $204,942 (1997)

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
------------------------------

During the period, the Company became aware that it was not in compliance with the tangible net worth requirement of its loan and security agreement with its primary lender. While the lender is aware of this situation, it has
not issued a default  under  the  loan  agreement.    The  Company  is
currently pursuing alternatives to return to compliance with the tangible net worth requirement.

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