Form 10KSB
period 1997-12-31
VOICE IT WORLDWIDE INC
filed 1998-04-06
CIK 103657

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.  C.    20549

                                FORM  10-KSB

          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
                THE  SECURITIES  EXCHANGE  ACT  OF  1934
            FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1997

                      Commission  File  Number  0-7796


                       VOICE  IT  WORLDWIDE,  INC.
                       ---------------------------
        (Name  of  small  business  issuer  in  its  charter)

      Colorado                                    83-0203787
------------------                            ------------------
(State  or  other  jurisdiction  of          (I.R.S.  Employer  Identifica-
incorporation or organization)                       tion Number)

 2643  Midpoint  Drive,  Suite  A
    Fort  Collins,  Colorado                        80525
----------------------------          ---------------------------
(Address  of  principal  executive          (Zip  Code)
offices)

Issuer's  telephone  number:    (970)  221-1705

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

     Common  Stock,  $.10  Par  Value
     --------------------------------
     (Title  of  Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES      X                NO
          -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $7,584,379.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: As of March 31, 1998: $4,437,822*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $.10 Par Value Common Stock--6,466,502 shares as of March 31, 1998.

Transitional  Small  Business  Disclosure  Format:  Yes  ___  No    X
                                                                  ---

     * The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by executive officers, directors and greater than five percent shareholders) by $1.375, the closing price of the Registrant's common stock as of March 31, 1998, such date being within 60 days prior to the date of filing.

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

ITEM  1.    DESCRIPTION  OF  BUSINESS.
-------------------------------------

GENERAL

     Voice It Worldwide, Inc. (the "Company") designs, develops and markets a line of personal consumer electronics products which digitally record and store voice information on solid state memory. Voice It products utilize computer chip technology to capture and organize ideas, thoughts, reminders and messages. In 1993, the Company introduced its first product line, the Voice It Personal Note Recorder, dimensionally sized like a credit card and approximately 1/3 inch thick. The compact size, ease of use and portability make Voice It Personal Note Recorders a convenient replacement for handwritten sticky notes, particularly at times and in places where handwriting is impractical.

     Voice It Personal Note Recorders are available in recording capacities ranging from 40 seconds to 22 minutes. Unique message management features make it easy to record multiple messages, save individual messages, play them and erase them when no longer needed. Memory management, message management and high quality voice reproduction have helped the Company stay on the leading edge in product features and longer recording capacity. During 1997, management believes that Voice It was the leading brand of digital note recorders, offering six different models, with prices ranging from $29 to $99.

     During the fourth quarter of 1996, the Company introduced the Voice It Manager, a line of digital recording products that offered both extended digital recording capacity and organization features, including time and date stamping of messages, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data bank for 400 names, with up to three phone numbers each, and auto-dialer capabilities. During 1997, three models were available with recording capacities of 22 minutes, 45 minutes or 90 minutes, ranging in price from $89 to $199.

     Also during the fourth quarter of 1996, the Company began shipping a voice recognition clock which was available exclusively through the Brookstone catalog and Brookstone stores during the 1996 holiday season. This was the first travel alarm clock that allowed you to set the time and alarm with your voice. It also included a special "talk back" feature confirming the time, date and alarm activation. This product was the Company's first venture into the field of voice recognition and served to expand its technology base.

     During 1997, the Company introduced two major new product lines. The Voice It "Executive Recorder" series of Personal Note Recorders, introduced in the third quarter, is designed to be attractive to the business and professional user who requires longer recording capacity and message management features and may currently be using a traditional tape recorder to record thoughts and reminders. These units have recording capacities ranging from 12 minutes to 22 minutes and have an LCD display that informs the user of message count, channel, battery life and remaining recording capacity. The four channels can be individually named for easy message segregation. Messages can be saved, individually erased or erased in total.

     The second major product, the Voice It Digital Recorder, was introduced in the fourth quarter of 1997. The Digital Recorder provides users with unlimited recording capacity, through up to 50 minutes of internal memory and removable flash memory cards, and has edit capabilities. Recordings can be segregated into four folders in the internal memory and four folders in the removable memory. Recordings can be downloaded to a computer, in highly compressed format, using the Voice It PC Link software provided with the unit. Once downloaded, the recording can be played, edited, stored, transcribed using popular word processing applications, attached to an e-mail message or sent over the Internet. Recordings can also be uploaded from the computer to the Digital Recorder.

     The Company distributes its products in the United States through a network of manufacturers representatives and internationally through distributors. In the U.S. and Canada, the products are available in a variety of distribution channels, including direct mail catalogs, mass merchants, office super stores, catalog showrooms and electronic specialty stores. When the digital recorder category was first introduced, the Company secured diverse distribution in a large number of retailers. As the products matured, some retailers could not economically compete and ceased to carry the products, while new distribution sources were opened. By year end 1997, Voice It products were distributed in approximately 5,000 outlets in North America. Voice It products are available in such well known retailers as The Sharper Image, Brookstone, Hammacher Schlemmer, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City, Best Buy and Day Timers. In Canada, the products are also available through Radio Shack, London Drugs and Office Depot. Internationally, Voice It products are sold through independent distributors and are available in approximately 5,000 outlets throughout 15 countries.

     The Company markets its digital recording products directly to consumers and business individuals, targeting those people most likely to benefit from its solid state technology. The Company utilizes a national public relations program, as well as print advertising, to increase consumer awareness and stimulate purchasing of the Voice It branded products. The market demand for digital recorders is in the early stages of the product life cycle. From 1993 to 1995, the digital recorder category grew quickly for gadget oriented products with recording capacities of less than one minute. During 1996, sales of digital recorders with shorter recording times declined and growth has generally occurred in the longer capacity recorders. Management believes that as digital recording technologies advance, new features and applications are developed and memory costs decrease, the market will again expand and begin to compete with existing similar categories of electronic products, such as analog tape recorders. In addition, the new Voice It Digital Recorders will be positioned to compete against existing tape-based recording products and will be an enabling technology for managing voice on the computer.

     The Company contracts for the manufacture of its products in the Far East, using companies with fully integrated, turnkey manufacturing services with expertise in chip-on-board technology, surface mount board assemblies, printed circuit boards, liquid crystal displays and ISO Quality Certification Programs. In addition, the Company utilizes on-site quality control personnel for product inspection and release. The Company protects its proprietary technologies through a combination of trade secrets, trademarks, patent applications and copyrights, where appropriate. In 1995, the Company received registration of its Voice It trademark and a design patent on the Voice It Personal Note Recorder line. In 1996, the Company continued to receive worldwide recognition of the Voice It trademark in such countries as Canada, Germany, Austria, Belgium, Luxembourg, Netherlands, France, United Kingdom, Sweden, Switzerland and Australia. In late 1997, the U.S. Patent and Trademark Office indicated that a patent will likely be issued for a voice recognition timekeeping device patent application filed by the Company.

BUSINESS  STRATEGY

     The Company's plan of operation and business strategy is based on the following core points:

     Aggressively develop and introduce new products in the digital recording arena to maintain a leadership role and to establish the Voice It brand as an alternative to existing tape-based recorders. Primary emphasis has been placed in research and development to capitalize on the changing technologies in the digital voice market. During 1996, the Company introduced three new recording products and its first voice recognition product. In 1997, the research and development program was accelerated to introduce products with long recording times that can transfer digital voice data to the personal computer for editing, transcription, archiving and attaching to E-mail and Internet messages. In 1998, the Company will integrate its Digital Recorder product line with Voice-to-Text speech recognition software that will give the user `mobile dictation' capability.

     Aggressively seek strategic relationships which can enable Voice It to more rapidly access the market of digital, solid state recording. The Company has focused efforts on successfully building its business by increasing its revenues, technology and/or resources through strategic relationships. With the rapid changes in the consumer electronics market, the Company has accessed cutting edge technology and products through strategic positioning with other companies.

     Market a broad range of products to meet consumer needs and to target various channels of distribution of target markets. Voice It products appeal to a broad range of consumers by offering a variety of features and prices to meet consumer communication needs and price points, broaden market appeal, increase retail shelf presence and increase product benefits for the end user. In introducing the Executive Series, the Company is attempting to provide a `business tool' to the professional individual. The Digital Recorder has been designed to access to computer channel of distribution and begin to create a computer peripheral product line.

     Maintain value pricing of Voice It products to continue market share leadership and create a competitive advantage in price vs. feature value to the end user. By consistently offering better features at lower prices, management believes it builds brand loyalty and can compete with higher priced more well known competitors.

     Continue to increase consumer awareness of the Voice It brand name through a national public relations campaign and national advertising during key seasonal selling periods. The Company continues its advertising and public relations efforts to the consumer marketplace with emphasis during the gift giving seasons of the year. The Company plans to continue utilizing print advertising in its key target markets.

VOICE  AS  A  PRIMARY  DATA  SOURCE

     The easiest and most common means of communication is by spoken word. Speaking is easy, fast, universal and expressive in meaning and connotation. To date, the majority of documentation in business and personal life has come in written form because voice could not easily be stored and used as a primary source of data. However, technology advances during the last two years are making  it  easier  to  use  voice as a primary data communications tool.  The advent of high speed personal computer microprocessors, low cost memory and the Internet can provide people with the capability of using voice as an alternative data source. Verbal information, captured on a Voice It Digital Recorder and transferred to a PC, can be saved, edited and transmitted via E-mail or the Internet, without undergoing any conversion. These tools can open up new applications for verbal communications not possible a short time ago. Management believes these technological advances can create a shift in the everyday means of communication both personally and in business.

     Perhaps more important has been the introduction of continuous Voice-to-Text speech recognition products to the general public during 1997. With reasonable initial training of the system, the user can now dictate to their computer and receive text output with adequate accuracy. By integrating the Voice It Digital Recorder with Voice-to-Text software, the user will no longer be tied to their computer, but will be able to create correspondence "on their feet" and then convert that information to text. Management believes that this integrated product will provide a significant breakthrough to individuals and dedicated markets that require or desire documentation of verbal information.

AGREEMENT  WITH  APPLIED  VOICE  RECOGNITION,  INC.

     On December 31, 1997, the Company entered into a joint product development agreement with Applied Voice Recognition, Inc. ("AVRI") located in
Houston,  Texas.    AVRI  develops,  markets  and  supports  original  voice
recognition applications. AVRI's professional line of products includes Voice COMMANDER Pro, an integrated office correspondence suite that uses continuous speech recognition. AVRI has also designed a consumer, small office/home office product called VoiceCOMMANDER which uses continuous speech recognition and includes a training video for quick and easy usage, a self-contained address book and a task-oriented user interface. Both of these products are integrated with IBM Via Voice, run on Windows 95 and work with Microsoft Word and Corel WordPerfect.

     Under the terms of the agreement, AVRI will assist the Company in integrating VoiceCOMMANDER with the Digital Recorder. The Company agreed to license a minimum of 50,000 units of the VoiceCOMMANDER software in 1998. The Company will license and market VoiceCOMMANDER as a stand-alone software product beginning in the second quarter of 1998. Current plans are for the Company to market an integrated product of the Digital Recorder and VoiceCOMMANDER software in the second half of 1998. In addition, the Company will manufacture the Digital Recorder for AVRI to market and sell to the healthcare market.

PRODUCTS

     The Company currently addresses three product categories: Personal Messaging, through the Voice It Personal Note Recorder line; Personal Organization, through the Voice It Manager line; and Personal and Professional Communications and Documentation, through the Voice It Digital Recorder with PC Link software.

     Initially, the Company focused on personal messaging with its Voice It Personal Note Recorder product line. The Voice It Note Recorder was invented to provide consumers with a small, portable means of recording short messages as personal reminders. The products use computer chip technology allowing voice signals to be recorded on a silicon chip. The Voice It Personal Note Recorder is roughly the size of a credit card. Because of its small size, light weight and the fact that it is battery powered, the product is highly portable. This portability makes the product a convenient replacement for handwritten notes and reminders, particularly in places where handwriting is impractical - such as in a car.

     The Company has developed a product line of note recorders, currently including six different models, each with a different recording capacity, different message management features and some with LCD display. Recording capacities in the product line range from 40 seconds to 22 minutes. All models can hold multiple messages of any length up to the total recording capacity of the model. Messages can be accessed instantaneously through the use of buttons. Messages can be saved until no longer needed and erased one at a time or all at once, if necessary. Higher end models contain additional features such as audio cues, multiple speeds, and channels for categorizing messages. Voice It products are superior in the market because of their message management features, the high quality of voice recording and the availability of a variety of recording models. Product retail prices range from $29 to $99.

     In 1996, the Company focused on using voice as a means to keep organized. The Voice It Manager product has multiple features, including reminder recordings, message pre-set to alarms on a daily, weekly or yearly basis, a personal phone data bank (capable of storing 400 names with up to three phone numbers each) and an autodialer. The Voice It Manager uses high compression recording technology paired with innovative features that make it easy to save
and  store  information  in  verbal  form.    The  Voice  It  Manager  brings
state-of-the-art long capacity flash memory technology, which means you don't lose your information, whether it is messages or phone numbers, even when your batteries run down or you replace them. The Voice It Manager is one of the most advanced products of its kind at retail prices that range from $89 to $199.

     In 1997, the Company introduced the Voice It Digital Recorder line which has the capability of interfacing with a Personal Computer. Voice recording on a Voice It Digital Recorder allows direct information entry, direct access and editing features not currently possible in an analog tape format. With the removable flash card memory, the user has unlimited recording time and maximum flexibility. Downloading to a computer provides additional editing capability and message management features as well as the ability to archive information in voice form. Transmitting messages is also possible by attaching a voice file to E-mail or Internet messages. Lastly, if information needs to be transferred to written word, voice messages can be played with popular word processing applications for easy transcription on the PC. The Digital Recorder products retail from $199 to $299.

PERSONAL  DIGITAL  RECORDING  MARKET

     In 1993, the Company introduced the first credit-card sized digital recorder in the market. Since that time, the Company has established itself as the leader in the digital recorder market which has grown significantly since 1993, with Voice It factory unit sales increasing from approximately
5,000 units in 1993 to more than 225,000 units in 1997. In the first three years of marketing, the Company's products were positioned primarily as a replacement for handwritten notes and reminders, a new category in the personal electronics market. Sales growth was achieved through increased consumer demand as well as increased distribution at the retail level.

     Substantial category growth took place in 1994 and 1995, driven by increased distribution and increased sales volume to existing customers. After a weak 1995 holiday selling period and an industry downturn in consumer electronics, the Company experienced lowered factory sales on its note recorder line and significant product returns on its Message Center product throughout 1996. In addition, beginning in 1996 and continuing through the first nine months of 1997, factory sales were affected by a substantial number of competitive models being liquidated at extraordinarily low selling prices. The availability of these close-out models caused lower Voice It sales and helped contribute to the loss of distribution in some outlets.

     Management estimates that in 1996, approximately half of the solid state recorder category was comprised of products with recording capacities under one minute. The low recording capacity segment of the category included a large number of "gadget" recorder products offering poor voice quality and a limitation of recording just one message. During 1997, the demand for very short run time products significantly decreased. The market primarily consists of products with recording capacities ranging from approximately 1 minutes to 50 minutes. Management believes that this segment of the category is currently dominated by Voice It models.

     During 1997, the Company began to execute a strategic re-positioning of its products. Based upon the consumer demand for longer run times and a desire to actively compete with analog tape recording devices, the Executive series and the Digital Recorder were designed. These products are believed to have significant advantages over analog tape and contain features of convenience for the user. All high end products utilize flash memory, which does not require battery power to maintain storage of information, and utilize advanced digital signal processing technology. The Executive series began shipping in volume in September 1997 and the Digital Recorder began shipping in volume in November 1997. The Company had anticipated earlier shipping dates, and these late initial shipments to customers accounted for some lost sales due to the inability of these products to reach some retail shelves in time for the 1997 holiday buying season. While initial acceptance of the Company's new products is promising, there is not enough sell-through experience at retail to form long-term conclusions.

     Management believes that it is essential for the Company to continue to increase its product lines to incorporate new features, longer recording capacity and the ability to make communications easier and faster through its interface to the personal computer. By incorporating ways to use voice to simplify and improve communications, digital recording can be utilized in more personal and business environments.
MARKETING  AND  SALES

     The Company markets its products primarily through retail channels. In the U.S. and Canada, the Company's products are available in a broad range of retail stores, including office super stores, catalog showrooms, electronic specialty stores and direct mail catalogs. Approximately 5,000 retail outlets in North America carry the products, including such retailers as The Sharper Image, Brookstone, Hammacher Schlemmer, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City, Best Buy and Day Timers. In Canada, the products are also available through Radio Shack, London Drugs and Office
Depot.    Internationally,  Voice  It  products  are  sold  to  independent distributors and are available in 15 countries in a variety of approximately 5,000 retail stores and catalogs.

     The Company's marketing strategy emphasizes the unique features and benefits of the Voice It Personal Note Recorder, the Voice It Manager and the Digital Recorder products. The Company offers several models for broad scale distribution and selected models for sheltered distribution in direct mail catalogs. The Company's strategy also emphasizes the sales potential of the product line based on successes at other retail outlets and the margins the product affords to retailers.

     The Company sells its products to retailers through a network of independent manufacturers representatives who sell through direct contact with retail and wholesale accounts in the U.S. and Canadian markets. These representatives are paid on a commission-only basis. In addition, the Company utilizes exclusive distributors internationally and has focused its efforts primarily in Europe. U.S. and Canadian retail accounts are provided with payment terms of up to 60 days whereas international business ranges from the use of letters of credit, payment upon receipt of goods and payment terms of up to 30 days after receipt of goods.

     The Company promotes its products directly to consumers through national advertising and public relations efforts. In 1995, the Company concentrated its national advertising in print and radio, running two flights during the year, one at the Father's Day gift period and again during the holiday season. In 1996, the Company focused the majority of its efforts primarily in national television advertising airing during the holiday selling season on such networks as TNT, TBS, CNN and Headline News. During 1997, the Company primarily used print advertising in national news weeklies, such as Time and Newsweek, and national business magazines such as Business Week, Forbes and Fortune. Management believes that its advertising efforts have increased consumer awareness and purchases of the Voice It brand. Total dollar expenditures on advertising were decreased in 1997 as compared with 1996 and 1995.

     The Company also engages the services of a public relations firm to generate trade and consumer press coverage of its products. The efforts during 1997 and 1996 have been significant in terms of radio and broadcast coverage of Voice It products and in numerous newspaper and magazine articles across the country.

MANUFACTURING  AND  SUPPLIERS

     The Company contract manufactures its products in the Far East utilizing firms that specialize in fully integrated, turnkey contract manufacturing of
electronic  products.    These  entities  have  expertise  in  chip-on-board
technology, surface mount board assemblies, printed circuit boards and liquid crystal displays. They provide the Company with vertically integrated manufacturing operations which management believes provide better manufacturability and cost effectiveness for its products. Additionally, these companies employ ISO Quality Certification Programs, which help insure that the products meet the Company's quality specifications. The Company also takes an active role in quality assurance by utilizing on-site quality control personnel to conduct in-process and final quality inspection as well as authorize release of finished goods shipments.

     The Company purchases certain critical component parts of its products directly from third parties. In addition, the Company relies on its contract manufacturers to purchase critical components. Primary suppliers of chip technology used in the Company's products include Information Storage Devices, Inc., Lucent Technologies, Microchip Technology, Inc., Oki Electronic Ltd., Toshiba and Samsung Semiconductor.

COMPETITION

     Although the Voice It Personal Note Recorder was the first product of its kind to be sold widely through retail channels, direct competition emerged during the second half of 1994. Many products which competed with the note recorder line were of short recording capacity, low recording quality and had little or no ability to manage multiple message recording, selectively erase or skip search messages. The primary competitor in this segment of the category was a product called MemoMate, which was introduced in the market in late 1994 through a direct marketing campaign utilizing direct response advertising on television. This product was originally priced in the $30 range when first introduced to the retail market in early 1995. Voice It's aggressive pricing strategy, implemented during the second half of 1995, forced MemoMate to reduce prices and eventually to liquidate its remaining models. Most of the liquidation pricing occurred in 1996, when the average selling price on this product was at levels below $12. In addition to MemoMate, there have been numerous other small brands which have entered the market at the low end, including Conair, Allied Voice, Northwestern Bell and a number of "recorder-key chains" with 20 seconds or less of recording capacity. Many of these products were introduced in 1995 and were sold at liquidation pricing during 1996. Management believes that a certain segment of the market exists for products in this "gadget" category, but that products of this type do not offer substantial benefits to consumers and are sold at very low margins to reach retail prices below $15.

     During 1996, several large companies entered the digital recording market with products which ranged in recording capacities from 20 seconds to 18 minutes. Olympus was the first company to introduce a line of personal note recorders directly competitive with the lower capacity recorders in the Voice It product line, but at higher price points. Olympus was able to secure limited distribution to compete directly with Voice It. During the second half of 1996, Olympus reduced the retail price of their products to compete at the same price points as Voice It. In the limited number of stores where the brands directly competed, Olympus gained some market share. In early 1997, Olympus introduced their plans to market a digital recorder using removable flash memory and stopped offering the low end recorders for retail distribution. Delivery of the digital recorder, the D1000, with a recording capacity of approximately 30 minutes and a retail price of approximately $250.00, began shipments during the third quarter of 1997. Olympus has announced that they will offer their recorder combined with IBM Via Voice software for delivery during the second quarter of 1998.

     In mid-1996, Sony began shipping a digital note recorder with 16 minutes of capacity. This unit retailed in price at approximately $150 and offered message management and digital editing features. The product was able to secure distribution in office super stores, electronic specialty outlets and department stores; however, market share was estimated to be moderate for the Sony product. During 1997, Sony offered essentially the same unit with different casing at a retail price of $99. Management believes that the Sony unit has received moderate success and now competes directly with the Executive series.

     During 1998, the Company expects to see new competition in the personal note recorder category as well as in the longer recording capacity digital recording market, but no significant new products have yet been announced. In addition, voice technology is being added to palm-sized organizer/computer products, several of which were introduced at the January 1998 Consumer Electronics Show. The Company believes that in the emerging solid state recorder category, competitive activity can serve to increase consumer awareness and stimulate consumer demand. With effective positioning of Voice It products as a feature and value leader, Management believes it can effectively compete in the note recorder category as well as the organizer and "tape" based recorder markets.

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

     In December 1997, the Company was advised by the United States Patent and Trademark Office that a patent will issue for a voice recognition timekeeping device patent application filed by the Company. Contained in the scope of the patent are speech recognition command and query for portable and tabletop clock products, using both speaker-independent and user-trainable voice recognition. Fundamental to the patent claims is the ability to record information and then query that information through voice commands. Also included in the patent are claims covering calendar, time zone, alarms and other information which could have application in a variety of convenient portable, tabletop and installed timekeeping products to allow direct access to timekeeping features through speech recognition.

     Management believes that due to the rapid pace of technological change in its industry, the Company's success is likely to depend more upon continued innovation, technical expertise, established retail distribution, marketing skill and customer support than on legal protection of the Company's proprietary rights.

EMPLOYEES

     The  Company  currently employs 26 persons, including its seven executive
officers.    Management believes that it maintains good relationships with the
employees.    The  Company's  employees  are  not  unionized.

PRIOR  CORPORATE  HISTORY

     Prior to the merger in 1994, Voice It Technologies, Inc. ("Voice It") was incorporated in 1993 to design, develop and market electronic personal message products to be used in the home, automobile, away from home and in business. Product development was commenced in 1992 by Tim Walters and Anil Agarwal, working on product concepts and prototypes of a working solid state personal note recorder. The Company was incorporated in April 1993, completed its initial business plans and commenced efforts to obtain financing for its proposed operations. The Company's first private placement of Common Stock was completed in September 1993. The Company continued its funding through additional management contributions to capital and a second private placement which was completed in November 1994.

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


ITEM  2.    DESCRIPTION  OF  PROPERTY.
-------------------------------------

     The Company's principal executive office is located at 2643 Midpoint Drive, Suite A, Fort Collins, Colorado 80525, and its telephone number is
(970) 221-1705. The Company currently leases approximately 4,800 square feet of office and warehouse space at a monthly rental of approximately $4,500 expiring in February 2001. Management believes that its leased space is adequate.


ITEM  3.    LEGAL  PROCEEDINGS.
------------------------------

     No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company in connection with any matter involving the Company or its business.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-----------------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

     PART  II


ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
---------------------------------------------------------------------------

     (a) The Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol "MEMO." For the past two fiscal years, the high and low closing bid prices of the Common Stock as reported to the Company by the National Association of Securities Dealers, Inc. were as follows:

     FYE  1996  QUARTER  ENDED:                    HIGH                 LOW
     --------------------------                    ----                 ---
     March  31,  1996                              $2.75              $0.94
     June  30,  1996                                2.00               1.00
     September  30,  1996                           2.13               1.38
     December  31,  1996                            1.56               1.00

     FYE  1997  QUARTER  ENDED:                    HIGH                 LOW
     --------------------------                    ----                 ---

     March  31,  1997                              $1.19              $0.69
     June  30,  1997                                0.91               0.47
     September  30,  1997                           0.88               0.47
     December  31,  1997                            2.31               0.88

     The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b) As of March 31, 1998, there were approximately 2,200 record holders of the Common Stock.

     (c) No dividends have been declared by the Company within the last two years and the Company does not presently intend to declare any dividends in the future. Further, the terms of the Company's loan agreements contain restrictions on the Company's ability to pay dividends on its capital stock.

     (d) During the fiscal year ended December 31, 1997, the Company sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          (i) On December 31, 1997, the Company sold 471,700 shares of Common Stock to Applied Voice Recognition, Inc. at $1.06 per share.

          (ii) On December 31, 1997, Renaissance Capital Growth & Income Fund III, Inc. exercised its warrant to purchase 940,000 shares of Common Stock at $1.06 per share.

     The issuances of the foregoing securities were made without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act as private transactions which did not involve a
public  offering  of  securities.    No  underwriter  was  involved  in  the
distribution of these securities, and no commissions were paid in connection therewith.


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
----------------------------------------------------------------------------

OVERVIEW

     Voice It Worldwide, Inc. utilizes a broad range of silicon chip technology, including digital analog storage devices, flash memory and digital voice compression integrated circuits, and combines these technologies with proprietary software, enabling the Company to develop leading edge consumer voice recorder products. The Company protects its proprietary technology through a combination of pending patents, copyrights and trade secrets.

     The Company markets its products in the United States and Canada and internationally in Mexico, Europe, South Africa and the Middle East. Voice It products are now available in a variety of distribution channels, including direct mail catalogs, office super stores, catalog showrooms and electronic specialty stores. Many of the retailers carrying Voice It products are well known stores such as The Sharper Image, Service Merchandise, Staples, OfficeMax, Office Depot, Circuit City and Best Buy. In Canada, the products are also available through Radio Shack, London Drugs and Office Depot. Internationally, the Company currently has distribution in approximately 5,000 retail outlets in more than 15 countries worldwide.

     The Company's first product, the Voice It Personal Note Recorder, with a 75-second capacity, was introduced in the market in November 1993. Since then, the Company has expanded its Personal Note Recorder product line to include models with recording capacities from 40 seconds to 22 minutes, and has added product lines to include more business oriented tools such as the
Voice  It    Manager  and  the  Voice  It  Voice  Recorder.

     During the fourth quarter of 1996, the Company introduced the Voice It Managers, a new line of digital recording products that offer both extended digital recording capacity and organization features, including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities. The Company was able to introduce these products in over 1,500 stores in addition to several national direct mail catalogs. The Company is marketing three models which have recording capacities of 22, 45 and 90 minutes and range in price from $89 to $199.

     During 1997, the Company continued its migration of transforming its products into more of a business tool by introducing an executive series of Personal Note Recorders and a dictation-length digital recorder with edit and download features. The executive series of Personal Note Recorders added an LCD display as well as extended recording capacity to 22 minutes. The Company further extended its reach into business tools by introducing its newly designed Voice It Digital Voice Recorders. The new Digital Voice Recorder has 50 minutes of internal memory as well as the ability to increase its capacity by adding a 50-minute removable memory card. By using additional memory cards, the Voice It Digital Voice Recorder has virtually unlimited storage capacity. The Digital Voice Recorder was also designed with edit features that work like a "verbal work processor" for voice files that enable the addition or deletion of words or phrases seamlessly within a sentence or paragraph. In addition to all of the other enhanced features, the Company's new recorder downloads its compressed verbal files to a personal computer. Using the Voice It PC Link software that is included with the unit, the files can be named, stored and played through the computer's speakers for transcription using popular work processing programs, or even attached to E-mail and sent via the Internet.


RESULTS  OF  OPERATIONS:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:


                                                  Years Ended December 31,
                                                  1996               1997
                                                  ----               ----
     Net  sales                                 100.0%            100.0%
     Cost  of  goods  sold                       57.4              57.4
     Cost of obsolete  goods & related charges   11.7               0.0
                                              -----------       ---------
          Gross  margins                         30.9              42.6
     Operating  expenses
          Administrative                          9.6              16.4
          Selling  &  marketing                  25.4              31.0
          Research  &  development                6.4              12.1
                                              ------------      ---------
     Total  operating  expenses                  41.4              59.5
                                              ------------      ----------
     Operating  (loss)                          (10.5)            (16.9)
     Other  income,  net                         (2.2)             (4.4)
                                              ------------      ----------
     Net  (loss)  before  income  tax
       benefit                                  (12.7)            (21.3)
     Income  tax  benefit                         0.0               0.0
                                              ------------      -----------
     Net  (loss)                                (12.7)%           (21.3)%
                                              ============      ===========


YEAR  ENDED  DECEMBER  31,  1997  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1996

     Sales for the year ended December 31, 1997 decreased to $7,584,400 from $12,219,100 for the year ended December 31, 1996. During 1997, the Company spent a great deal of time and capital resources to re-design its role in the consumer electronics market and to introduce products that are considered more of a business tool. The Company announced this proposed transformation and its new product ideas during the January 1997 Consumer Electronics Show. As the Company was planning to introduce new higher capacity products with an increased number of features during the fourth quarter of 1997, many retail outlets lowered the amount of inventory they were buying in anticipation of the new products. During the year, the Company also authorized an inventory exchange with a major customer to return some of their lower run time Voice It products and replace them with the enhanced Voice It products. Additionally, the Company's manufacturer was approximately 9 weeks late in delivering the new products that were being introduced. Because of the late introduction, the products were not as widely distributed before the holiday buying season as was planned. While the Company believes that the new products add to its sales base and help ease the seasonality of the Company's business, the factors mentioned above combined to reduce the factory sales during the year ended December 31, 1997 compared with the previous year.

     Cost of sales for the twelve months ended December 31, 1997 decreased $2,664,200 to $4,352,300 or 57.4% of net sales in 1997 from $7,016,500 or
57.4% of net sales in 1996. This decrease is directly related to the decrease in the corresponding decrease in sales. As the cost of "Flash" memory continues to decline, management believes that there is additional ability to improve margins during the coming year.

     In late 1995, the Company introduced the Voice It Family Message Center. Although the Company was able to achieve good initial distribution, nearly all retailers chose to carry the product in their electronics department, which is
targeted  toward  male  rather  than  female  consumers.    Because  of  the
positioning, the Company was unable to generate enough retail sell-through to sustain the distribution. During 1996, nearly all retailers discontinued carrying the product, leaving the Company with excess inventory. With the rapid change in technology and the financial risk to re-introduce the product, management chose to write down the value of the inventory and the associated costs of the technology change and take a $1,421,700 non-cash charge to operations during the third quarter of 1996. This charge related to writing down the carrying value of this inventory as well as writing down older technology inventory to net realizable values.

     Administrative expenses increased $73,700 to $1,245,300 in 1997 compared with $1,171,600 in 1996. Administrative costs are primarily fixed and therefore do not decrease in relation to a decrease in sales. The Administrative section contains not only the infrastructure used to run and promote the Company, but also contains the Company's customer service and warehousing departments. The Company places a great emphasis on customer service as the link in keeping the Voice It consumer satisfied and purchasing additional Voice It products.

     Sales and marketing expenses for the year ended December 31, 1997 decreased by $759,200 to $2,347,600 or 31.0% of net sales in 1997 from $3,106,800 or 25.4% of net sales in 1996. This decrease in cost is due in part to the decrease in variable expenses (such as commissions to the manufacturers representatives) which decrease in relative proportion to the reduction in sales. The Company also decreased its fixed costs associated with marketing the product. The Company continued its advertising campaign on a reduced basis during the fourth quarter of 1997 in publications such as Fortune, Newsweek, Time, Business Week and US News & World Report. To
    ---   --------   ----   --------------       -----------------------
conserve  costs,  more technology-based issues and regional gift giving guides
    ---
were  chosen  for  the  holiday  period.

     Research and development costs increased by $134,500 to $920,400 in 1997 from $785,900 in 1996. Research and development costs are classified as either support costs and hardware design costs, which are expensed as incurred, or the development of new software programs used in the Company's products, which are capitalized and expensed over the economic useful life. The increase in the expensed portion of the research and development costs is primarily due to the increased effort and cost associated with introducing the new products for 1997. New product development is an essential activity of the Company as it continues its market leadership in the Personal Note Recorder category and branches out into the longer record time dictation products.

     The operating loss for the year ended December 31, 1997 was $1,281,200 compared with an operating loss of $1,283,400 in 1996. While the primary factor that contributed to the loss for the year ended December 31, 1996 was the $1,421,700 charge to operations relating to obsolete goods and related charges, the loss for the year ended December 31, 1997 was primarily due to the reduced level of sales resulting from the re-design of the Company and its product lines to become less of a "gadget" and more of a business tool. Management feels that this re-design will help the Company become less seasonal and add stability. While the Company's sales were lower during the current year, gross margins continue to be strong. Again, management feels that there is room to further improve during 1998.

     Other income (expense) for the twelve months ended December 31, 1997 consisted primarily of interest expense on borrowed funds as well as expensing a portion of the deferred loan costs associated with the $2.4 million convertible debt. Net loss for the year ended December 31, 1997 was $1,616,385 or $0.32 per share compared with the net loss for the same period last year of $1,556,251 or $0.31 per share.


QUARTERLY  OPERATING  RESULTS

     The following table sets forth certain statements of operations data for each of the Company's last four quarters. The information for each of these quarters is unaudited but includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary to present fairly this information. This information was not reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.

                                      QUARTERS  ENDED
                  ----------------------------------------------------------
                  MARCH  31,     JUNE  30,     SEPTEMBER  30,    DECEMBER 31,
                    1997           1997          1997               1997
                  $(000)     %   $(000)    %   $(000)    %      $(000)    %
                  ------    --   ------   --   ------   --      ------    --

Sales  - net     $ 1,356  100   $ 1,362   100  $ 1,361  100     $1,305   100
                 -------  ---   -------   ---  -------  ---     ------  ----

Gross  profit        610   45       617    45      411   30      1,594    45
Operating
 expenses            983   72       986    72    1,110   81      1,434    41
                 -------  ---    ------  ----   ------  ----    ------   ---

Net  operating
 income  (loss)   $ (373) (27)   $ (369) (27)   $(699)  (51)     $ 160     4
                ========  ====   ======  ===    =====   ====     =====    ===

     As in previous years, over 40% of the Company's annual sales occurred during the fourth quarter due to the holiday gift giving season.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has financed its growth to date primarily from the sale of Common Stock, an equity merger with Lander Energy Co. as well as the issuance of convertible debt. The Company also utilizes bank financings for additional operating capital. At December 31, 1997, the Company has cash and cash equivalents of approximately $867,200. The Company also had working capital  at  December  31,  1997  of  approximately  $3.9  million.

     Cash used by the Company for operations during the year ended December 31, 1997 was approximately $890,100. A primary component of this use of cash during the period was the Company's net loss of $1,616,400 adjusted for non-cash adjustments of depreciation and amortization of approximately $407,600. Additional sources of operating cash were the decrease in receivables and inventories of approximately $231,800 and $781,300, respectively. Uses of operating cash were increases in prepaid expenses of approximately $92,700, as well as the decrease in accounts payable and accrued liabilities of approximately $444,000 and $157,800, respectively. Additional uses of cash included investing activities of approximately $243,600 for the acquisition of tooling, property and equipment and $382,600 for other assets. Cash provided by financing activities include borrowing on the Company's line-of-credit, and the issuance of common stock (net of prepaid licensing fees of $200,000) of $501,800 and $1,296,400, respectively.

     The Company currently has a $2 million revolving line of credit with a bank through March 2000. The amount that the Company may borrow from this line of credit is limited by the level of its eligible accounts receivable and is secured by the tangible assets of the Company. The line of credit contains various financial covenants and bears interest at 2.5% above the bank's base rate, totalling 11.0% at December 31, 1997.

SEASONALITY

     While the Company still anticipates that its business will be seasonal, with approximately 40% of its sales occurring in fourth quarter for the holiday season, it is expanding its product line into more business application tools in part to even the sales out over the quarters.

FOREIGN  EXCHANGE

     The Company's products are principally purchased from suppliers in the Far East with its prices negotiated on an annual basis in U.S. dollars at exchange rates reset annually. Exchange rate fluctuations between the U.S. dollar and the Singapore dollar may have an effect on the Company's costs of sales and gross margins. If that happens, it may become uneconomical for the relationship between the Company and its suppliers to continue.

     The Company also creates a significant amount of its sales in Europe and the Middle East. In most countries, the Company sets its sales prices in U.S. dollars so that any variance is for the purchaser's account. However, if the exchange rate fluctuates between these other currencies and the U.S. dollar, it may have an adverse effect on the Company's sales.

INFLATION

     Management believes that inflation has not and will not have a significant impact on its business.

YEAR  2000  COMPLIANCE

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.
ITEM  7.    FINANCIAL  STATEMENTS.
---------------------------------


     Table  of  Contents
     -------------------


Independent  Auditors'  Report                          F-1

Financial  Statements

     Balance  Sheets                                    F-2

     Statements  of  Operations                         F-3

     Statements  of  Stockholders'  Equity              F-4

     Statements  of  Cash  Flows                        F-5

Notes  to  Financial  Statements                        F-6

ITEM  8.    CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     None.


     PART  III

ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS;
------------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
--------------------------------------------------------

     The  executive  officers  and  directors  of  the Company are as follows:



NAME                              AGE          POSITION
----                              ---          --------
Dennis  W.  Altbrandt          55         Chief Executive Officer and Director

J.  Fredrick  Walters          51         Chairman of the Board of Directors and
                                          President  -  International  Division

Timothy  L.  Walters           43         Vice President of Product Development

Anil  K.  Agarwal              45         Vice President of Technology
                                           Development

Mark  A. Griffith              41         Chief Accounting Officer and Chief
                                           Financial Officer

John  H.  Ellerby              58          Secretary, Treasurer and Director

Larry  D.  Holt                57          Director

Michelle  L.  Morgan           48          Director

Gary  E.  Nordic               54          Director

Patricia  R.  Westbrook        45          Director


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

     J. FREDRICK WALTERS is a founder of the Company and serves as Chairman of the Board of Directors and President - International Division. Mr. Walters has been involved in international marketing of products since the 1970s. He was the co-founder, president and chief executive officer of Techmeda GMBH, a medical and healthcare product company in Europe, from 1980 to 1993. Techmeda developed and marketed a line of dental products under the Ligma-ject name.
In 1986, Techmeda was appointed the exclusive worldwide distributor of the Interplak plaque removal instrument. This business was sold to Bausch & Lomb in 1989. Prior to the formation of Techmeda, Mr. Walters was the European sales and marketing manager for Teledyne Water Pik from 1975 to 1980.

     TIMOTHY L. WALTERS is a founder of the Company and serves as Vice President of Product Development of the Company. He is the co-inventor of the Voice It. Mr. Walters held product development positions with Alcoa Electronic Packaging, Inc. from 1986 to 1992, during which time he developed the marketing plan for the sale of Alcoa Electronic Packaging, Inc. to Aluminum Company of America (ALCOA). Mr. Walters earned his B.S. in Chemistry with an emphasis in Biochemistry from California State University, Fullerton in 1977.

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

     MICHELLE L. MORGAN is a founder of the Company, serves as a director of the Company since 1993 and served as President - U.S. Division from 1993 through 1996. From 1990 to 1993, she was co-founder and president of ProMark Associates, Inc., a marketing consulting firm, which serves as a consultant to a number of healthcare marketing companies. From 1982 to 1990, Ms. Morgan served as vice president of marketing and an executive officer of Vipont Pharmaceutical, Inc. From 1978 to 1981, Ms. Morgan served as manager of marketing research at Teledyne Water Pik, where she specialized in new product marketing research. Ms. Morgan earned a B.S. in Communications from University of Illinois in 1972 and an M.B.A. from Colorado State University in 1983.

     GARY E. NORDIC has been a director of the Company since 1980. Mr. Nordic has been the president of Nordic Construction & Development, Inc., Fort Collins, Colorado, since 1983.

     PATRICIA R. WESTBROOK is a founder of the Company and serves as a director of the Company. She served as an executive officer of the Company from January 1994 through February 1997. Ms. Westbrook has extensive marketing and management experience. From 1989 to 1994, Ms. Westbrook served as vice president-marketing for Bausch & Lomb's Oral Care Division, with responsibility for a full range of marketing activities for this Division's business, including the planning and execution of annual marketing plans and long term strategic plans. Her work at Bausch & Lomb included a year in the company's European division where she had marketing responsibility for the oral care business of Europe, the Middle East and Africa. Ms. Westbrook is a graduate of the Harvard Business School Professional Management Development program.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except Mark A. Griffith, whose Form 3 for February 1997 was filed on March 27, 1997.


ITEM  10.    EXECUTIVE  COMPENSATION.
------------------------------------

      The following table, and the accompanying explanatory footnotes, sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer(s) for services rendered in all capacities during the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995 and
(ii) each executive officer who received total annual salary and bonus for the fiscal year ended December 31, 1997 in excess of $100,000.


                                                             LONG  TERM
                   ANNUAL COMPENSATION                      COMPENSATION
          ================================================================
 NAME  AND
 PRINCIPAL             FISCAL                  OTHER  ANNUAL        OPTIONS
 POSITION               YEAR        SALARY     COMPENSATION         GRANTED


Dennis W. Altbrandt,   1997       $160,000           $0                0
Chief Executive
 Officer(1)
                       1996        $94,833           $0          185,000

Michelle L. Morgan,    1996        $72,000           $0                0
Chief  Executive
  Officer(2)           1995        $56,000           $0                0

(1) Mr. Altbrandt was elected as Chief Executive Officer of the Company on November 26, 1996. The information presented also includes compensation paid to Mr. Altbrandt by the Company for services rendered as a consultant during 1996.
(2) Effective January 1995, Michelle L. Morgan served as Chief Executive Officer of the Company pursuant to the terms of the Merger Agreement approved in December 1994. Prior to 1995, Ms. Morgan did not receive any compensation from Lander Energy Co.

     No stock options were granted to the Company's Chief Executive Officer during the fiscal year ended December 31, 1997.

EMPLOYMENT  AGREEMENT

     Effective as of November 26, 1996, the Company entered into an employment agreement with Dennis W. Altbrandt as Chief Executive Officer of the Company which provides for an annual salary of $160,000 and certain options and warrants. In addition, subject to the Company's achieving certain performance objectives, Mr. Altbrandt will earn a bonus.

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

     During the fiscal year ended December 31, 1997, the Company did not grant any options under the 1994 Plan to any of its executive officers. As of March 31, 1998, the Company had granted an aggregate of 629,443 options under the 1994 Plan to a total of 27 persons.

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

     During the fiscal year ended December 31, 1997, the Company did not grant any options under the Plan. As of March 31, 1998, 40,000 options had been granted under the Plan.

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

ITEM  11.    SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------------

     Set forth below is certain information as of March 15, 1998 with respect to ownership of the Common Stock owned of record or beneficially by (i) the Company's executive officers named in the summary compensation table, (ii) each director of the Company, (iii) each person owning beneficially more than five percent of the outstanding Common Stock, and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 15, 1998 are deemed outstanding for computing the percentage of the person holding such securities but are not outstanding for computing the percentage of any other person.


     NAME  OF                       NUMBER OF             PERCENTAGE
BENEFICIAL  OWNER(1)             COMMON  SHARES              OWNED
--------------------             --------------             --------

Dennis  W.  Altbrandt                82,000(2)                 1.3

J.  Fredrick  Walters               380,667                    5.9

Timothy  L.  Walters                218,117                    3.4

Anil  K.  Agarwal                   331,767                    5.1

Mark  A.  Griffith                   46,250(3)                  *

John  H.  Ellerby                    96,719(4)                 1.5

Larry  D.  Holt                     103,250(5)                 1.6

Michelle  L.  Morgan                418,300(6)                 6.4

Gary  E.  Nordic                     96,487(7)                 1.5

Patricia  R.  Westbrook             310,900                    4.8

Renaissance  Capital  Growth
&  Income  Fund  III,  Inc.       3,518,947(8)                38.9

Applied Voice Recognition, Inc.     471,700                    7.3

All  directors  and  executive
 officers  as  a  group
 (10  persons)                    2,084,457                   30.8

* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) The business address of each person listed above is 2643 Midpoint Drive, Suite A, Fort Collins, Colorado 80525. The business address of Renaissance Capital Growth & Income Fund III, Inc. is 8080 North Central
Expressway, Suite 210/LB59, Dallas, Texas 75206. The business address of Applied Voice Recognition, Inc. is 4615 Post Oak Place, Suite III, Houston, Texas 77027.
(2) Includes options currently exercisable to acquire 62,000 shares of Common Stock and warrants currently exercisable to purchase 20,000 shares of Common Stock. Mr. Altbrandt also owns 83,000 additional options which are not yet vested.
(3) Includes options currently exercisable to acquire 22,000 shares of Common Stock. Mr. Griffith also owns 4,000 additional options which are not yet vested.
(4) Includes options currently exercisable to acquire 30,081 shares of Common Stock. Of the 66,638 shares, 2,623 shares are owned by Mr. Ellerby's wife, 6,463 shares are owned jointly by Mr. Ellerby and his wife, and the remaining 57,552 shares are owned by Mr. Ellerby individually.
(5) Includes options currently exercisable to acquire 30,000 shares of Common Stock. Of the 73,250 shares, 60,750 are owned by Mr. Holt and 12,500 shares are owned jointly by Mr. Holt and his wife.
(6) Michelle L. Morgan is the spouse of Christopher W. Elkins and is deemed to beneficially own the 35,000 shares and the options currently exercisable to acquire 63,000 shares of Common Stock owned by Mr. Elkins. Mr. Elkins also owns 10,000 additional options which are not yet vested.
(7) Includes options currently exercisable to acquire 30,081 shares of Common Stock. Of the 66,406 shares, 56,406 shares are owned by Mr. Nordic's wife and 10,000 shares are owned by Mr. Nordic.
(8) Includes a 2,450,000 8% Convertible Debenture currently convertible into 2,578,947 shares of Common Stock but does not include warrants to purchase 500,000 shares which are subject to shareholder approval of an increase in the authorized shares of Common Stock.


ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
---------------------------------------------------------------

     None.

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.
--------------------------------------------------

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

     3.4          Articles  of  Amendment  to  Articles  of  Incorporation.*

     4.1 Voice It Worldwide, Inc. 8.00% Convertible Debenture dated October 27, 1995 in the principal amount of $2,450,000 issued to Renaissance Capital Growth & Income Fund III, Inc.

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

     10.2          The  Registrant's  1994  Stock  Compensation  Plan.*

     10.3          The  Registrant's  Outside  Directors  Stock  Option Plan.*

     10.4 Lease agreement dated January 5, 1995 covering the Registrant's executive offices.*

     10.5          Employment  Agreement  with  Dennis  W.  Altbrandt.**

     10.6 Joint Product Development Agreement effective December 31, 1997 between the Company and Applied Voice Recognition, Inc.

     23.1 Consent of Ehrhardt Keefe Steiner & Hottman PC, independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-12711, 333-12713 and 333-12715) of their report dated February 11, 1998, included in the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997.

     27.1          Financial  Data  Schedule.


* Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, file number 0-7796.

**     Incorporated by reference to the Registrant's Report on Form 10-KSB for the  fiscal  year  ended  December  31,  1996,  file  number  0-7796.

     (b)          Reports  on Form 8-K.  The Company has not filed any Current
                  --------------------
Report on Form 8-K during the last quarter of the period covered by this Report on Form 10-KSB.






                           VOICE IT WORLDWIDE, INC.

                             FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1997
                           VOICE IT WORLDWIDE, INC.






                               TABLE OF CONTENTS
                               -----------------


Independent  Auditors'  Report                              F  -  1

Financial  Statements

     Balance  Sheets                                        F  -  2

     Statements  of  Operations                             F  -  3

     Statements  of  Stockholders'  Equity                  F  -  4

     Statements  of  Cash  Flows                            F  -  5

Notes  to  Financial  Statements                            F  -  6





                         INDEPENDENT AUDITORS' REPORT



Board  of  Directors  and  Stockholders
Voice  It  Worldwide,  Inc.
Fort  Collins,  Colorado


We have audited the balance sheets of Voice It Worldwide, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibil-ity is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice It Worldwide Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




    /s/ Ehrhardt Keefe Steiner & Hottman PC
     Ehrhardt  Keefe  Steiner  &  Hottman  PC




February  11,  1998
Denver,  Colorado


                           VOICE IT WORLDWIDE, INC.

                                BALANCE SHEETS


                                                    December  31,
                                            -------------------------
                                               1996           1997
                                            ----------     ----------
                                    ASSETS
Current  assets
 Cash  and  cash  equivalents            $    585,414      $  867,242
 Accounts receivable, net of allowance
  of $ $93,965 (1996) and $110,256 (1997)
  (Note  4)                                 3,246,302       2,814,035
 Other  receivables                            34,358         251,087
 Inventories  (Notes  3  and  4)            2,570,632       1,789,347
 Prepaid  expenses  and  other  current
   assets                                      44,836         337,575
                                           ----------       ---------
     Total  current  assets                 6,481,542       6,059,286

Tooling, furniture and equipment, net
 of accumulated depreciation (Notes 3 and
 4)                                           379,707         429,758

Other  assets,  net  of  accumulated
  amortization  (Notes  3  and  4)            680,250         832,499
                                           ----------       ---------

Total  assets                              $7,541,499      $7,321,543
                                            =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Accounts  payable                         $2,243,426       $1,799,466
 Accrued  liabilities  (Note  3)              446,500          288,694
 Current  portion  of  long-term  debt
  and  line-of-credit  (Note  4)              266,722           48,755
                                            ---------        ---------
     Total  current  liabilities            2,956,648        2,136,915

Long-term  debt  and  line-of-credit
  (Notes  4,  5  and  7)                    2,450,000        3,169,762

Commitments  (Notes  2,  6  and  9)

Stockholders'  equity  (Note  7)
 Common  stock; $.10 par value;
  10,000,000 shares authorized;
  6,466,502 shares issued  and
  outstanding                                505,480          646,650
 Additional  paid  in  capital             5,364,910        6,720,140
 Accumulated  deficit                     (3,735,539)      (5,351,924)
                                         ------------    ------------
                                           2,134,851        2,014,866
                                         ------------    ------------

Total liabilities and stockholders'
  equity                                  $7,541,499       $7,321,543
                                        ============       ===========


                         See notes to financial statements.

                           VOICE IT WORLDWIDE, INC.

                            STATEMENTS OF OPERATIONS

                                                       Years Ended
                                                      December  31,
                                              ---------------------------
                                                  1996            1997
                                              -----------      ----------
Net  sales                                     $12,219,109      $7,584,379
Cost  of  sales                                 (7,016,450)     (4,352,262)
Cost  of  obsolete  goods
  and  related  charges                         (1,421,703)            -
                                               -----------       ----------
Gross  profit                                    3,780,956       3,232,117
                                               -----------      -----------

Operating  expenses
 Administrative  and  general                    1,171,614       1,245,311
 Selling  and  marketing                         3,106,839       2,347,612
 Research  and  development                        785,866         920,388
                                                 ---------       ---------
   Total  operating  expenses                    5,064,319       4,513,311
                                                -----------     -----------

Net  operating  loss                            (1,283,363)     (1,281,194)

Other  income  (expense)
 Interest  expense                                (273,786)       (340,528)
 Interest  income                                      898           5,337
                                                 ----------     -----------
   Net  other  expense                            (272,888)       (335,191)
                                                 ----------     ----------

Net  loss                                      $(1,556,251)    $(1,616,385)
                                              ============      ===========


Basic  and  diluted  net  loss  per
  common  share                                $      (.31)    $      (.32)
                                              ============      ==========

Weighted  average  number  of
  shares  outstanding  -  basic  and
  diluted                                        5,054,802       5,062,537
                                              ============       =========

                             See notes to financial statements.


                         VOICE  IT  WORLDWIDE,  INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1997


                           Common Stock     Additional
                         ---------------      Paid-in  Accumulated
                         Shares    Amount     Capital    Deficit    Total
                         ------   -------    ---------  ----------  -------


Balance - December 31,
  1995                5,054,802  $ 505,480  $5,364,910 $(2,179,288) $3,691,102

Net  loss                   -         -           -     (1,556,251) (1,556,251)
                      ---------   --------   ---------   ---------   ---------

Balance  -
 December 31, 1996    5,054,802    505,480   5,364,910  (3,735,539)  2,134,851

Issuance  of  common
  stock pursuant to
  exercise of stock
  warrants at $1.06
  per share
  (Note  7)             940,000     94,000     902,400          -      996,400

Sale  of  common
  stock  at  $1.06
  per  share
  (Note  7)            471,700      47,170     452,830          -      500,000

Net  loss                  -           -           -    (1,616,385) (1,616,385)
                     ---------     -------    ---------  ---------   ---------

Balance  -
 December 31, 1997   6,466,502  $  646,650  $6,720,140 $(5,351,924)  $2,014,866
                     =========   =========   =========  ==========    =========

                              See notes to financial statements.



                           VOICE IT WORLDWIDE, INC.

                           STATEMENTS OF CASH FLOWS

                                                       Years Ended
                                                       December  31,
                                             -----------------------------
                                                 1996              1997
                                             ----------          ----------

Cash  flows  from  operating  activities
 Net  loss                                   $(1,556,251)       $(1,616,385)
                                              ----------         ----------
 Adjustments  to  reconcile  net
   loss  to  net  cash  provided
   by or used in operating  activities
   Write off of obsolete inventory and
     related items                             1,421,703                 -
   Allowance  for  discounts  and  bad debts     (79,200)           (16,291)
   Depreciation  and  amortization               258,600            423,924
   Changes  in  current  assets  and  liabilities
     Receivables                               1,873,758            231,829
     Prepaid  expenses                           (16,366)           (92,740)
     Inventories                                (180,870)           781,285
     Accounts  payable                            43,550           (443,960)
     Accrued  liabilities                       (486,298)          (157,806)
                                               ----------         ----------
                                               2,834,877            726,241
                                               ----------          ---------
      Net  cash  provided  by
       (used in) operating activities          1,278,626           (890,144)
                                               ---------           ---------

Cash  flows  from  investing  activities
 Other  assets                                  (350,944)          (382,604)
 Acquisition  of  tooling,  furniture
   and  equipment                               (249,610)          (243,619)
                                               ---------          ----------
       Net  cash  used in investing
        activities                              (600,554)          (626,223)
                                               ---------           ---------

Cash  flows  from  financing  activities
 Borrowings (payments) on line of
  credit - net                                  (343,979)           501,795
 Proceeds  from  issuance  of  stock,  net           -              300,000
 Proceeds  from  exercise  of  common
   stock  warrants                                   -              996,400
                                               ----------         ---------
       Net  cash  (used  in)  provided
        by financing activities                 (343,979)         1,798,195
                                               ---------          ----------

Net  increase  in  cash  and
   cash  equivalents                             334,093            281,828

Cash  and  cash  equivalents  -
 beginning of year                               251,321            585,414
                                               --------             --------

Cash  and  cash  equivalents  -
   end  of  year                              $  585,414          $  867,242
                                               ==========          ==========

Supplemental  disclosure  of  cash  flow  information
     Cash  paid  during the year for interest was $269,016 (1996) and $406,040
(1997).

Non-cash  investing  and  financing  activities
     During 1997, $200,000 of the $500,000 value of stock issued (Note 7) was recorded as prepaid licensing fees (Note 6).

                           See notes to financial statements.


                           VOICE IT WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Voice It Worldwide, Inc. (the "Company") utilizes a broad range of silicon chip technology, including digital analog storage devices, flash memory and digital voice compression integrated circuits, and combines those technologies with proprietary software, enabling the Company to develop leading edge consumer voice recorder products.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method and consist primarily of finished goods and raw materials. Finished goods include raw materials, labor and overhead.

Marketable  Securities
----------------------

The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Held-to-maturity  securities  are recorded at amortized cost, adjusted for the
amortization  or  accretion  of  premiums  or  discounts.    Trading  and
available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfers.

Realized gains and losses for securities classified as available-for-sale and held-to-maturity are recognized in earnings upon sale or redemption at maturity. The specific identification method is used to determine the cost of securities sold. Discounts or premiums are accreted or amortized using the level-interest-yield method to the earlier of the call date or maturity of the related held-to-maturity security.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Tooling,  Furniture  and  Equipment
-----------------------------------

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

Revenue  Recognition
--------------------

Revenue  is  recognized  at  the  time  products  are shipped to the customer.

Research  and  Development
--------------------------

Research and development costs for new products are charged to expense as incurred.

Product  Software  Development  Costs
-------------------------------------

The Company capitalizes product software development costs when product technological feasibility is established and concluding when the product is ready for sale. Software development costs are amortized on the straight-line method over an expected useful life of three years.

Patent  Costs
-------------

Patent costs are those costs related to filing for patents. These costs are amortized on a straight-line basis over the estimated useful lives not to exceed seventeen years.

Loss  Per  Common  Share  -  Basic  and  Diluted
------------------------------------------------

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share. All prior period loss per common share data has been restated to conform to the provisions of this statement. Basic loss per common share is computed using the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, only if their effect is dilutive. Options and warrants to purchase a total of approximately 720,000 and 1,600,000 shares of common stock in 1997 and 1996, respectively, were not included in the computation of diluted loss per common share because their effort would be antidilutive.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Advertising
-----------

All  advertising  costs  are  expensed  as  incurred.

Warranty
--------

Estimated  warranty  costs  are  accrued  at  the  time  of  sale.

Concentration  of  Credit  Risks
--------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables.

The Company places its cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1997 exceeded that amount by approximately $681,000.

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

For the year ended December 31, 1996 and 1997, the Company's top five customers represented 46% and 44% of the sales, respectively.

Translation  of  Foreign  Currencies
------------------------------------

For non-U.S. operations, the U.S. dollar is the functional currency and substantially all of the Company's transactions are contracted in U.S.
dollars. However, those transactions that are contracted in a foreign currency are translated into U.S. dollars at current rates. Exchange gains and losses arising from currency translations are included in current income. For the years ended December 31, 1996 and 1997, approximately $310 of foreign currency translation losses and $50 of foreign currency translation gains, respectively, were included in computing the net loss. No adjustment is deemed necessary for future gains or losses from foreign conversions as such an adjustment would be immaterial.

------


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Reclassifications
-----------------

Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In  June  1997,  the  Financial  Accounting  Standards  Board  ("FASB") issued
Statement  No.  130,  Reporting  Comprehensive  Income  ("Statement  130").
Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in financial statements that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 is not expected to have a significant impact on the Company's financial statements.

In June 1997, the FASB issued Statement 131, Disclosure About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Statement 131 is effective for years beginning after December 15, 1997. The adoption of Statement 131 is not expected to have a significant impact on the Company's financial position and results of operations, but will require additional disclosure in the notes to the Company's financial statements.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amount of financial instruments including cash and cash equivalents, receivable, accounts payable, and accrued expenses approximated fair value as of December 31, 1997 because of the relatively short maturity of these instruments.

The carrying amounts of debt issued approximate fair value because interest rates on these instruments approximate market interest rates.

Use  of  Estimates
------------------

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Income  Taxes
-------------

The Company accounts for income taxes whereby deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


NOTE  2  -  MARKETABLE  SECURITIES
----------------------------------

As of December 31, 1997, the cost, gross unrealized gains and losses, and market value of marketable securities (Note 3) are as follows:


                               Unrealized Unrealized Unrealized  Market
                        Cost     Gains      Losses      Gains      Value
                      -------  ---------- ---------- ---------- ---------
1997
Marketable
 equity  securities  $ 50,000   $     -    $     -      $   -   $  50,000
                     ========   =======  ==========  ==========  =========

For the year ended December 31, 1997, there were no realized gains or losses or any sales proceeds.


NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION
-------------------------------------------------


                                               December  31,
                                       ---------------------------
                                          1996              1997
                                       ---------         ---------
Inventories
 Raw  materials                      $    730,917       $1,150,884
 Finished  goods                        1,945,941          922,882
 (Reserves)                              (106,226)        (284,419)
                                        ----------      -----------

                                       $2,570,632       $1,789,347
                                     ==============      ========

Tooling,  furniture  and  equipment
 Office  furniture  and  equipment     $  222,424       $  247,072
 Tooling  and  manufacturing
    equipment                             460,151          679,122
                                        ---------          --------
                                          682,575          926,194
 Less  accumulated  depreciation         (302,868)        (496,436)
                                        ----------       ----------

                                       $  379,707       $  429,758
                                       ============     ============

NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION  (CONTINUED)
--------------------------------------------------------------

                                                     December  31,
                                             ---------------------------
                                                 1996            1997
                                             -----------      ----------
Other  assets
 Deferred  loan  costs - net of
  accumulated amortization of $27,559
  (1996) and $52,999  (1997)               $    155,834        $   130,394
 Product  software  development
  costs,  net  of  accumulated
  amortization of $66,283  (1996)
  and  $216,923  (1997)                         330,054            493,148
 Patent costs - net of accumulated
  amortization of $66,647 (1996) and
  $120,846 (1997)                               194,284            158,957
 Marketable  securities  -  available
  for sale (Note 2)                                  -              50,000
 Other                                               78                 -
                                            -----------        -----------

                                           $    680,250       $    832,499
                                            ===========        ===========
Accrued  liabilities
 Vacation                                  $     38,587       $     40,608
 Advertising                                    254,809            101,489
 Warranty                                        50,729             38,694
 Commissions                                     91,614            101,738
 Other                                           10,761              6,165
                                             ----------        -----------

                                           $    446,500       $    288,694
                                            ===========        ===========

NOTE  4  -  LINE-OF-CREDIT  AND  LONG-TERM  DEBT
------------------------------------------------

                                                    December  31,
                                           --------------------------
                                               1996            1997
                                           -----------      ---------
$2,000,000  line-of-credit  to  financial
 institution, interest at prime rate
 plus 2.5%, totaling 11.0% at December 31,
 1997.  Minimum interest of $5,000 is
 payable  for each of the first three
 calendar quarters of each fiscal year and
 monthly  minimum  interest  of  $15,000 in
 the fourth calendar quarter of each
 fiscal  year.  Principal is due March 31,
 2000.  Borrowings are collateralized
 by  all  receivables,  inventory,
 investment  property, equipment and general
 intangibles.                              $        -        $    768,517


$3,000,000  line-of-credit  to  a  bank,
 paid in 1997.                                   266,722                -


8% convertible debenture, interest
 payable monthly, convertible into one
 share of  common  stock for each $.95
 of principal (Note 7).  Principal due
 November 1,  2002.    Loan  costs
 associated  with  this  debenture were
 approximately $180,000.   These costs
 are amortized over the life of the
 agreement resulting in  an  effective
 interest  rate  of 9%.  Monthly
 principal redemption of one percent
 of  the  then  outstanding  balance
 begins  in  November  1998.                 2,450,000          2,450,000
                                            ----------          ---------
                                             2,716,722          3,218,517
Less current portion                          (266,722)           (48,755)
                                            ----------          ---------

Total  long-term  debt                      $2,450,000         $3,169,762
                                             =========          =========

Required  annual  principal  payments  are:


 Years  Ended  December  31,
 ---------------------------
 1998            $    48,755
 1999                272,818
 2000              1,010,338
 2001                214,347
 2002              1,672,259
                 -----------

              $    3,218,517
                 ===========

NOTE  5  -  INCOME  TAXES
-------------------------

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

--------------------------------------

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:


                                                       Year Ended
                                                      December  31,
                                               ---------------------------
                                                   1996             1997
                                               -----------        --------

Statutory  federal income tax rate (benefit)      (34.0)%        (34.0)%
Valuation  allowance  for  net  operating  loss    34.0           34.0
                                                 ------           -----

Effective  tax  rate                                 -%              -%
                                                 =======           =====

The deferred income tax asset/liability results primarily from deferral for tax purposes of differences in reporting certain expenses from limited partnerships for tax and financial reporting purposes, differing basis in assets and liabilities for tax and financial reporting purposes and the recognition of tax net operating loss carryforwards, and is composed of the following:


                                                      December  31,
                                               -------------------------
                                                   1996          1997
                                               ----------      ---------
 Total  deferred  current  tax  asset        $  1,312,962      $  1,845,882
 Total  deferred  tax  liability                  (12,607)          (24,691)
 Valuation  allowance                          (1,300,355)       (1,821,191)
                                             ------------      ------------

                                              $        -       $         -
                                             ============      =============

For federal and state income tax purposes, the Company has net operating loss carryforwards of approximately $5,160,000 which substantially expire in fiscal years 2008 through 2012 and general business credits of $46,791 which expire in fiscal year 2009. The net operating loss carryforwards and other credits generated a deferred tax asset which has been fully reserved for due to a lack of profitable operating history.


NOTE  6  -  COMMITMENTS
-----------------------

Leases
------

The Company has an operating lease for its office and warehouse location and office equipment which expire from August 4, 2000 to March 1, 2001. Total rent expense under these leases was $52,015 and $64,060 in 1996 and 1997, respectively.

------------------------------------

Leases  (continued)
-------------------

Required  minimum  lease  payments  are  as  follows:

 1998            $   55,476
 1999                55,476
 2000                54,451
 2001                 7,424
 2002                    -
 Thereafter              -
                    -------

                 $  172,827
                    =======

Retirement  Plan
----------------

The Company has a 401(k) plan that covers all employees who are twenty years of age and older, and have completed six months of service. Employees can contribute up to 15% of their eligible compensation to the plan. The Company does not contribute a matching contribution and as such this plan does not create an obligation for the Company.

Joint  Product  Development  Agreement
--------------------------------------

As of December 31, 1997, the Company entered into a Joint Product Development Agreement which will integrate the Voice It Digital Recorder hand held unit with voice-to-text software. Applied Voice Recognition, Inc.'s (AVRI) Speech Commander software product uses continuous speech recognition developed and licensed to (AVRI) by IBM know as Via Voice. The Company has entered into a purchase commitment related to this agreement for the licensing rights to sell the Speech Commander software. For the year ending December 31, 1998, the Company must purchase 50,000 licenses at $20 per license. The Company has prepaid the purchase of 10,000 licenses through the issuance of common stock (Note 7).

Employment  Agreement
---------------------

Effective November 1996, the Company entered into an employment agreement with its Chief Executive Officer which provides for an annual salary of $160,000 and certain options and warrants. Additionally, a bonus is earned if the Company achieves certain performance objectives.

NOTE  7  -  STOCKHOLDERS'  EQUITY
---------------------------------

Stock  Issuances
----------------

During the year ended December 31, 1997, the Company issued 471,700 shares of common stock at $1.06 per share. The Company received $300,000 in cash and the remaining value was recorded as a prepaid related to an agreement that was effective December 31, 1997 (Note 6).

Convertible  Debenture
----------------------

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

Stock  Options  and  Warrants
-----------------------------

In connection with the convertible debenture, the Company has issued a total of 940,000 warrants to buy the Company's common stock at an exercise price of $1.06 per share. On December 30, 1997, the warrants were exercised at $1.06 per share resulting in proceeds of $996,400.

In connection with the above private placement of common stock, the Company issued an aggregate total of 38,131 warrants to the placement agents. Each warrant entitles the holder to purchase an unregistered share of common stock at any time from June 1996 through June 1999 at an original exercise price of $2.75 per share. With the issuance of warrants listed above, the Company lowered the exercise price of these warrants to $1.06 per share.

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

----------------------------------------------

Stock  Options  and  Warrants  (continued)
------------------------------------------

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

The  following  is  a  summary  of  options  and  warrants  granted:

                                                              Exercise Price
                                    Options       Warrants      Per  Share
                                  -----------   ------------- ---------------

Outstanding, December 31, 1995      357,443        1,277,571     $1.56-3.00
 Warrants  granted                      -             85,000      1.06-1.25
 Options  granted                   262,500              -        1.06-1.75
 Warrants  expired                      -           (324,440)          2.50
                                    --------        ----------   -----------

Outstanding December 31, 1996       619,943        1,038,131      1.06-3.00
 Options  granted                    25,000              -           1.0625
 Warrants  exercised                    -           (940,000)        1.0625
 Warrants  expired                      -            (20,000)        1.0625
 Options  expired                    (3,000)             -           1.6875
                                    --------       ----------      --------

Outstanding December 31, 1997       641,943           78,131     $1.06-3.00
                                   ========          =======   ============

----------------------------------------------

Stock  Options  and  Warrants  (continued)
------------------------------------------

The Company has the following stock options and warrants outstanding at December 31, 1997:


  Options     Warrants   Exercise   Expiration         Currently Ecercisably
                                                       ---------------------
Outstanding  Outstanding   Price       Date            Options       Warrants
----------- ------------ --------- ------------       ---------   ------------

   -           38,131     $  1.06   June 1999             -            38,131
 60,243            -         1.56   December 1999       60,243             -
164,000            -         2.00   January 1999       164,000             -
 17,500            -         2.20   September 1999      17,500             -
 46,700            -         2.20   December 1999       46,700             -
  7,500            -         2.20   December 1999        7,500             -
 55,000            -         2.75   April 2000          39,999             -
  6,500            -         3.00   July 2000            4,833             -
 55,000            -         1.75   February 2001       31,667             -
 39,500            -         1.69   July 2001           24,501             -
125,000            -         1.06   November 2001       42,000             -
 40,000            -         1.75   February 2001       40,000             -
 25,000            -         1.06   February 2002           -              -
   -           20,000        1.06   December 1999           -           20,000
   -           20,000        2.75   May 2000                -           20,000
-------       --------      ------                    ---------     ----------

641,943        78,131     $  1.75                      478,943          78,131
========      ========     =======                     ========        =======

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options and warrants granted. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       Years Ended
                                                      December  31,
                                              --------------------------
                                                1996              1997
                                              ---------         ---------

 Net  loss  -  as  reported                  $(1,556,251)      $(1,616,385)
 Net  loss  -  pro  forma                    $(1,764,542)      $(1,641,342)
 Loss  per  share  -  as  reported           $      (.31)      $      (.32)
 Loss  per  share  -  pro  forma             $      (.35)      $      (.32)

----------------------------------------------

Stock  Options  and  Warrants  (continued)
------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 112.8%; discount rate of 8.0%; and expected lives of 3 years.


NOTE  8  -  GEOGRAPHIC  SEGMENT  INFORMATION
--------------------------------------------

Operating results and other financial data are presented for the principal geographic areas that the Company operates within for the years ended December 31, 1996 and 1997. Total revenue by geographic area includes sales to distributors or individuals within that specific geographic area. There are not significant transfers between geographic areas. Operating income (loss) does not include either other income (expense) items or income taxes. U.S. operating income is net of corporate expenses. Corporate operating loss includes operating expenses not directly related to a specific geographic area, including administrative and general, as well as research and development expenses. Identifiable assets by geographic area are those assets used in Company operations directly in that geographic area, which consist primarily of office equipment and inventory. Corporate assets are principally cash, miscellaneous receivables, prepaid expenses and other assets.

                                   Europe/            Corporate
                       United      Middle                and
                       States       East      Other     Other    Consolidated
                    -----------  ---------  --------- ---------  ------------
DECEMBER  31,  1996:

Net sales to
 unaffiliated
 customers           $8,608,616  $3,008,580  $601,913  $    -       $12,219,109

Operating profit
 (loss)              $1,173,356  $  605,079  $102,272  $(3,164,070) $(1,283,363)

Identifiable assets  $3,821,320  $1,425,826  $208,575  $ 2,085,778  $ 7,541,499

DECEMBER  31,  1997:

Net sales to
 unaffiliated
 customers           $4,516,853  $2,513,725  $553,801  $      -     $ 7,584,379

Operating profit
 (loss)              $  456,778  $  372,113  $151,397  $(2,261,482) $(1,281,194)

Identifiable assets  $2,464,529  $1,094,605  $ 87,571  $ 3,674,838  $ 7,321,543

NOTE  9  -  SUBSEQUENT  EVENTS
------------------------------

Line-of-Credit
--------------

In January 1998, the Company amended its line-of-credit agreement. The credit limit was decreased to $1,000,000 and the maturity date was changed to January 1, 1999. Further, the credit limit shall be reduced $20,000 per week beginning January 14, 1998 and continue each week thereafter until the earlier of the maturity date or refinancing.

Warrants
--------

In January 1998, the Company agreed to issue an additional 500,000 warrants in connection with the convertible debenture (Note 4), subject to a vote of the shareholders increasing the number of shares authorized.


                                SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VOICE IT WORLDWIDE, INC.
                             --------------------------

                                    Registrant

Date:  April 3, 1998                      By:/s/ Dennis W. Altbrandt
                                             Dennis W. Altbrandt, Chief
                                              Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Name                             Title                        Date
--------                        -----------                 -----------

/s/ J. Fredrick Walters         President - International     April 3, 1998
    J. Fredrick Walters          Division and Chairman of
                                 the Board of Directors

/s/ John H. Ellerby             Secretary, Treasurer and      April 3, 1998
    John H. Ellerby              Director

/s/ Mark A. Griffith            Chief Accounting Officer
    Mark A. Griffith             and Chief Financial Officer  April 3, 1998

/s/ Dennis W. Altbrandt         Director                      April 3, 1998
    Dennis W. Altbrandt

/s/ Larry D. Holt               Director                      April 3, 1998
    Larry D. Holt

/s/ Michelle L. Morgan          Director                      April 3, 1998
    Michelle L. Morgan

/s/ Gary E. Nordic              Director                      April 3, 1998
    Gary E. Nordic

/s/ Patricia R. Westbrook       Director                      April 3, 1998
    Patricia R. Westbrook
