Form 10QSB
period 1998-03-31
VOICE IT WORLDWIDE INC
filed 1998-05-14
CIK 103657

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934


               For the quarterly period ended:   March 31, 1998
                                               ----------------

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

     Yes          X    No
          ---------


     Number of shares outstanding of the Issuer's Common Stock,  as  of  March
31,  1998    was  6,466,502  shares  of the Registrant's common stock $.10 par
                  ---------
value.


                       PART I  -  FINANCIAL INFORMATION
ITEM  1.    Financial  Statements

                           VOICE IT WORLDWIDE, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           Three Months Ended
                                               March 31,
                                               ---------
                                           1997          1998
                                           ----          ----

  Sales - net                         $1,356,143      $1,257,977
  Cost of sales                          746,520         629,193
                                       ---------       ---------
     Gross profit                        609,623         628,784

Operating  expenses:
 Administrative and general              352,731         366,646
 Selling & marketing                     417,919         520,785
 Research and development                211,821         234,732
                                       ---------       ---------
       Total operating expenses          982,471       1,122,163

     Net operating profit               (372,848)       (493,379)

Other  income  (expense)
 Interest income (expense)               (68,724)        (77,301)
                                       ----------      ----------

Net income (loss) before income tax     (441,572)       (570,680)
Income tax (Note 4)                            0               0
                                       ----------      ----------

      Net income (loss)                ($441,572)      ($570,680)
                                       ==========      ==========

Net income (loss) per common
 share (Note 7)                           ($0.09)          ($.09)
                                       ==========       ==========

Weighted  average  number  of  shares
 outstanding                           5,054,802       6,466,502
                                       ==========       ==========




                           VOICE IT WORLDWIDE, INC.
                                BALANCE SHEETS



                                          December 31,          March 31,
                                              1997                1998
                                              ----                ----
                                                                (Unaudited)
Current  assets:
 Cash and cash equivalents                 $867,242             $438,292
 Accounts  receivable,  net  of
  allowance  $110,256  (1997)
  and $103,949 (1998)(Note 5)             2,814,035            1,577,632
 Other receivables                          251,087               75,508
 Inventories (Note 3)                     1,789,347            1,694,512
 Prepaid expenses and other
  current assets                            337,575              511,323
                                         ----------            ---------
                                          6,059,286            4,297,267

Tooling,  furniture  and  office
 equipment,  net  of accumulated
 depreciation (Note 3)                      429,758              384,256

 Other assets (Note 3)                      832,499              822,232
                                         ----------           ----------
 Total assets                            $7,321,543           $5,503,755
                                         ==========           ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current  liabilities:
 Accounts payable                       $1,799,466             $925,365
 Accrued liabilities (Note 3)              288,694              118,433
 Current  portion  of  long  term
  debt and line-of-credit (Notes 2 and 5)   48,755              614,526
                                         ---------            ---------
                                         2,136,915            1,658,324

 Long-term debt (Note 5)                 3,169,762            2,401,245

Stockholders'  equity  (Note  6):
 Common  stock; $.10 par; 10,000,000
  shares authorized; 6,466,502 issued
  & outstanding                            646,650              646,650
 Additional paid in capital              6,720,140            6,720,140
 Accumulated deficit                    (5,351,924)          (5,922,604)
                                         ---------            ---------
                                         2,014,866            1,444,186
                                         ---------            ---------
Total liabilities and stockholders'
 equity                                 $7,321,543           $5,503,755
                                         =========            =========




                           VOICE IT WORLDWIDE, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)



                        Common Stock      Additional
                    ------------------      Paid-in    Accumulated
                    Shares      Amount      Capital      Deficit      Total
                    ------      ------      -------      -------      -----

Balance-December 31,
 1997              6,466,502   $646,650   $6,720,140  ($5,351,924) $2,014,866

Net (loss) for the
 three  months
 ended March 31,
 1998                      0          0            0     (570,680)   (570,680)
                   ---------   --------   ----------   ------------  ---------

Balance-March 31,
 1998              6,466,502   $646,650   $6,720,140  ($5,922,604) $1,444,186
                   =========    =======    =========    =========   =========

                           VOICE IT WORLDWIDE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                    1997          1998
                                                    ----          ----
Cash  flows  from  operating  activities:
 Net loss                                        ($441,572)    ($570,680)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Allowance for discounts and bad debts            (21,433)       (6,307)
  Depreciation and amortization                     90,037       134,854
  Amortization of deferred loan costs                6,360         6,360
  Changes in current assets and liabilities:
   Receivables                                   1,572,818     1,418,289
   Prepaid expenses                                (77,144)     (173,748)
   Inventories                                     215,843        94,835
   Accounts payable                             (1,502,570)     (874,101)
   Accrued liabilities                            (216,588)     (170,261)
                                                ----------     ---------
     Cash used in by operating activities         (374,249)     (140,759)

Cash  flows  from  investing  activities:
 Other assets                                      (77,204)      (69,264)
 Acquisition of tooling, furniture and equipment   (24,891)      (16,181)
                                                ----------     ----------
     Cash used in investing activities            (102,095)      (85,445)

Cash  flows  from    financing  activities:
 Draws (payments) on long term
  line-of-credit - net                             264,134      (202,746)
                                                -----------    ---------
     Cash  provided  by  (used  in)
      financing  activities                        264,134      (202,746)
                                                -----------    ----------

Net decrease in cash                              (212,210)     (428,950)

Cash - Beginning of period                         585,414       867,242
                                                -----------    ----------

Cash - End of period                              $373,204      $438,292
                                                  ========      ========

Supplemental disclosure of cash flow information: Cash paid during the period for interest was $59,716 (1997) and $74,286 (1998).


                           VOICE IT WORLDWIDE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

The summary of the Company's significant accounting policies are incorporated by reference to the audited Voice It Worldwide, Inc. financial reports included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.


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


NOTE  2  -  LETTER  OF  CREDIT
------------------------------

At March 31, 1998, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION
-------------------------------------------------

                                                            (unaudited)
                                          December  31,      March  31,
                                              1997              1998
                                              ----              ----
Inventories
 Raw  materials                            $1,150,884        $  831,806
 Finished  goods                              922,882           908,023
 (Reserves)                                  (284,419)          (45,317)
                                            ---------         ---------
                                           $1,789,347        $1,694,512
                                            =========         =========

Tooling,  furniture  and  equipment
 Office  furniture  and  equipment         $  247,072        $  258,007
 Tooling  and  manufacturing  equipment       679,122           684,368
                                            ---------         ---------
                                              926,194           942,375
     Less  accumulated  depreciation         (496,436)         (558,119)
                                            ---------         ---------
                                           $  429,758        $  384,256
                                            =========         =========

Other  assets
 Deferred  loan  costs  -  net  of
  accumulated amortization  of  $52,999
  in  1997  and  $59,359 in 1998           $  130,394        $  124,034
 Product  software  development
  costs  -  net  of accumulated
  amortization  of  $216,923 in 1997
  and  $276,098  in  1998                     493,148           503,237
 Patent  costs  -  net  of  accumulated
  amortization  of $120,846 in 1997 and
  $134,842  in  1998                          158,957           144,961
 Marketable  securities                        50,000            50,000
                                            ---------        ----------
                                            $ 832,499        $  822,232
                                             ========         =========
Accrued  liabilities
 Vacation  &  401K                          $  40,608        $   43,891
 Advertising                                  101,489            35,100
 Warranty                                      38,694             8,463
 Commissions                                  101,738            22,069
 Other                                          6,165             8,910
                                             --------         ---------
                                             $288,694          $118,433
                                              =======          ========


NOTE  4  -  INCOME  TAXES
-------------------------

The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1997, the Company had net operating loss carry forwards of approximately $5,160,000 which substantially expire in fiscal years 2008 through 2012 and general business credits of $46,791 which expire in fiscal year 2009. The net operating loss carryforwards and other credits generated a deferred tax asset, which has been fully reserved, due to a lack of profitable operating history.


NOTE  5  -  LONG-TERM  DEBT  AND  LINE-OF-CREDIT
------------------------------------------------

                                                 December 31,       March 31,
                                                     1997             1998
                                                 ------------     ------------

$2,000,000  line  of  credit to a bank, reduced
 to $780,000 at March 31, 1998, interest  at
 their  "Base  Rate" plus 2.5%, totaling 11.0%
 at March 31, 1998, payable  monthly,  principal
 due on or before January 1, 1999.  Borrowings are
 collateralized  by, and limited to a percentage
 of eligible worldwide accounts receivable  and
 finished  goods  inventory  (Note  2).            $768,517       $565,771

8% convertible debenture, interest payable
 monthly, convertible into one share
 of common stock for each $0.95 of principal
 converted.  Principal due November 1,  2002.
 Loan  costs  associated  with  this  debenture
 were approximately $180,000,  and  are
 amortized  over the life of the agreement
 resulting in an effective interest rate of 9%.
 Monthly principal redemption of one percent of
 the  then  outstanding  balance  begins  in
 November,  1998.                                2,450,000      2,450,000
                                                 ---------      ---------
                                                 3,218,517      3,015,771
         Less current portion                      (48,755)      (614,526)
                                                 ---------      ---------

Total long-term debt                            $3,169,762     $2,401,245
                                                 =========      =========



NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

Warrants
--------

Combined with the $2,450,000 convertible debenture (Note 4), the Company issued 915,000 warrants (the "Debenture Warrants") to buy unregistered shares of the Company's common stock at an exercise price of $2.75 per share. In the first quarter, 1996, the Company issued an additional 25,000 warrants at an exercise price of $1.50 per share to the debenture holder in exchange for a waiver of certain financial covenants. As part of a repricing negotiation with the debenture holder, the Company lowered the exercise price of all Warrants to $1.06 per share and the Warrants were then exercised on December 30, 1997 resulting in proceeds to the Company of $996,400. In January 1998, the Company agreed to issue an additional 500,000 warrants subject to a vote of the shareholders increasing the number of shares authorized.

During  1995,  the  Company  completed the sale of 648,880 units of its common
stock.   In connection with the private placement of stock and the issuance of the convertible debt, the Company issued an aggregate total of 38,131 warrants
to  the  placement  agents.   Each warrant entitles the holder to purchase one
unregistered  share  of common stock at any time from June, 1996 through June,
1999  at  an exercise price of $2.75 per share.  However, with the issuance of warrants pursuant to an employment agreement listed below, the Company lowered the  exercise  price  of  these  Warrants  to  $1.06  per  share.

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

Pursuant to an employment agreement with an officer, the Company issued 40,000
Warrants  to  acquire  common  stock.    Each  warrant  entitles the holder to
purchase  one  share of the Company's unregistered common stock at an exercise
price  of  $1.06  per  share.   Warrants for 20,000 of these shares expired on
December  31, 1997; the remaining 20,000 can be exercised at any time prior to their  expiration  in  December,  1999.

Stock  Options
--------------

The  Company  has  reserved  a total of 860,243 of its authorized but unissued common  stock for stock option plans (the "Plans") pursuant to which officers, directors,  employees and non-employees of the Company are eligible to receive incentive  and/or  non-qualified stock options.  Under the terms of the Plans, options  are  exercisable  based on various vesting schedules with an exercise price  which equals the market price of the common stock on the date of grant.
Through  March  31, 1998, the Company had granted 579,443 options with various vesting  periods  and  an exercise price of between $1.06 and $3.00 per share.
As  of March 31, 1998, 439,443 granted options are vested with exercise prices
ranging  from  $1.56  to  $3.00.    However,  no  options have been exercised.


NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

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


NOTE  7  -  EARNINGS  PER  SHARE
--------------------------------

The  Company  adopted Statement of Financial Accounting Standard No. 128 ("FAS
128"), Earnings Per Share. All prior period loss per common share data has been restated to conform to the provisions of this statement. Basic loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, only if their effect is dilutive. Options and warrants to purchase shares of common stock in 1998 and 1997 were not included in the computation of diluted loss per common share because their effort would be antidilutive.







ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW:



     Voice  It  Worldwide,  Inc.  utilizes  a  broad  range  of  silicon  chip technology  including  digital  and  analog  storage devices, flash memory and
digital  voice  compression  integrated  circuits.    Voice  It combines these
technologies with proprietary software enabling the Company to develop leading edge  consumer  voice recorder products.  The Company protects its proprietary technology  through  a  combination  of  pending patents, copyrights and trade secrets.

     The Company markets its products in the United States and internationally in  Canada,  Mexico,  Europe,  South  Africa  and  the  Middle East.  Voice It
products  are  now  available  in a variety of distribution channels including direct  mail  catalogs,  office super stores, catalog showrooms and electronic
specialty  stores.   Many of the retailers carrying Voice It products are well
known  stores  such  as  The  Sharper  Image,  Service  Merchandise,  Staples,
OfficeMax,  Office  Depot, Circuit City and Best Buy.  In Canada, the products are  also  available  through  Radio  Shack,  London  Drugs,  Office Depot and
Business  Depot.    Internationally, the Company currently has distribution in approximately  5,000  retail  outlets  in  more  than  15  countries.

     The Company's first product, the Voice It  Personal Note Recorder, with a
75 second capacity was introduced in the market in November of 1993. Since then, the product line has expanded its Personal Note Recorder line to include models with recording capacities from 40 seconds to 22 minutes, and has added product lines to include more business oriented tools such as the Voice It executive series, the Voice It MMARKManager and the Voice It Digital Voice
Recorder.

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

     During  1997,  the  Company  continued  to  redefine  its role in digital recording  technology  by developing and introducing a new executive series of
Personal  Note Recorders and a dictation-length digital recorder with edit and
computer  download  features.    The  Company's new dictation-length recorder,
called  the  Voice It Digital Voice Recorder has 50 minutes of internal memory as  well  as  the  ability  to  increase  its  capacity  by adding a 50 minute
removable  memory  card.    By  using  additional  memory  cards, the Voice It
Digital  Voice Recorder has virtually unlimited storage capacity.  The Digital
Voice  Recorder's  edit features work like a "verbal word processor" for voice files  enabling the addition or deletion of words or phrases seamlessly within a  sentence  or paragraph.  In addition to all of the other enhanced features, the Company's new recorder downloads its compressed verbal files to a Personal
Computer.    Using  the  Voice It PC Link software, the files can be named and stored, played through the computer's speakers for transcription using popular word processing programs, or even attached to email and sent via the internet.

RESULTS  OF  OPERATIONS:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:



                                                 Three  Months  Ended
                                                       March  31,
                                                 --------------------
                                                   1997         1998
                                                   ----         ----

     Net  sales                                 100.0%          100.0%
     Cost  of  sales                             55.0            50.0
                                               ------          ------
          Gross  profit                          45.0            50.0
                                               ------          ------
     Operating  expenses
          Administrative and  general            26.0            29.1
          Selling  and  marketing                30.8            41.4
          Research  and  development             15.6            18.7
                                                -----          ------
     Total  operating  expenses                  72.4            89.2
                                                -----          ------
     Operating  income  (loss)                  (27.4)          (39.2)
     Other  income  (expense),  net              (5.1)           (6.1)
                                                 -----          -----
     Net  loss  before  income  tax             (32.5)          (45.3)
     Income  tax  (benefit)                       0.0             0.0
                                                 -----           ----
     Net  loss                                  (32.5)%         (45.3)%
                                                ======          ======


THREE  MONTHS  ENDED  MARCH  31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997:

     Net sales for the three months ended March 31, 1998 were $1,258,000 compared to $1,356,100 for the three months ended March 31, 1997. Although the Company cleared its final back order of products during the quarter, because the introduction of the Voice It Digital Recorder was later than originally planned, product sell-through was not as good as it should have been thereby creating a small amount of excess inventory from the Holiday selling season. For this reason, sales for the first quarter of 1998 are slightly behind the sales for the first quarter of 1997.

     Cost of sales for the first quarter ended March 31, 1998 decreased to $629,200 or 50.0% of net sales from $746,500 or 55.0% of net sales during the first quarter of 1997. As a percentage of net sales, cost of sales decreased during the quarter due to cost savings associated with various components. Although sales decreased for the first three months of 1998 compared with the same period in 1997, the overall dollar margin increased by 3% to $628,800 during the first three months of 1998 compared with $609,600 for the same period in 1997. The reason for this increase is because of the decrease in the cost of sales as a percentage of overall sales to 50% during the first quarter of 1998 versus 55% for the same period in 1997. While costs will vary slightly during the year for various timing reasons, the Company continues to expect costs of sales to be in the 50% range for the year.

     General and administrative expenses increased $13,900 to $366,600 during the first quarter of 1998 compared with $352,700 for the same period in 1997. This small increase is primarily due to the increase in reserved warranty costs.

     Sales and marketing expenses for the quarter ended March 31, 1998 increased $102,900 to $520,800 from $417,900 during the same quarter in 1997. This increase is due to increased cooperative advertising reserves and general print advertising that was expensed during the quarter.

     Research and development costs increased $22,900 to $234,700 for the first quarter of 1998 from $211,800 for the same quarter in 1997. The reasons for this increase are due to the increased amortization of previously capitalized software development costs and the increased amortization of various tooling costs.

     The Company incurred an operating loss of approximately $493,400 for the first quarter ended March 31, 1998 compared with an operating loss of approximately $372,800 for the same quarter in 1997. The primary increase in the operating loss during the current quarter is mostly related to the increased advertising expensed during the quarter including cooperative advertising that is accrued for use by the customers carrying the Voice It products.

     Net interest expense for the quarter ending March 31, 1998 of $77,300 compares to net interest expense during the same period last year of $68,700. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. After interest expense, the net loss for the three months ended March 31, 1998 was $570,680 or $0.09 per share compared to a net loss of $441,572 or $0.09 per share for the first quarter of 1997.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short term working capital needs. At March 31, 1998, the Company had cash and cash equivalents of approximately $438,300 and working capital of approximately $2,638,900.

     Cash used by the Company for operating activities during the three months ended March 31, 1998 was approximately $140,800. A primary component of the use of cash during the quarter was the Company's net loss of $570,700 adjusted for non-cash adjustments of depreciation and amortization of approximately $134,900. Additional uses of operating cash for the period included increases in the Company's prepaid expenses of approximately $173,700 as well as decreases in accounts payable and accrued liabilities of approximately
$874,100 and $170,300 respectively. Sources of operating cash were the decrease in accounts receivables and inventories of approximately $1,418,300 and $94,800 respectively. Additional uses of cash include $85,400 for the acquisition of tooling and other assets. During the three months ended March 31, 1998, the Company used approximately $202,700 by paying down a portion of its bank line-of-credit.

     On April 18, 1997, the company completed a three year $2,000,000 line-of-credit with a new lender. In January, 1998, the Company amended this line-of-credit to reduce it to $1,000,000 and amend the maturity date to January 1, 1999. Further, the credit limit is being reduced $20,000 per week beginning January 14, 1998 and continues each week thereafter until the earlier of the maturity date or refinancing. Under the terms of the line-of-credit, the Company' borrowings are collateralized by, and limited to, a percentage of eligible worldwide accounts receivable as well as finished goods inventories. The Company also negotiated a lower interest rate equal to the lenders "Base Rate" plus 2.5%, totaling 11% at March 31, 1998. The credit and security agreement of this line-of-credit contains a customary minimum net worth covenant


SEASONALITY:

     While the Company still anticipates that its business will be seasonal, with approximately 40% of its sales occurring in the fourth quarter for the holiday season, it is expanding its product line into more business application tools in part to equalize the sales over the quarters.


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


INFLATION:

     Management believes that inflation has not and will not have a significant impact on its business.

YEAR  2000  COMPLIANCE:

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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


          VOICE  IT  WORLDWIDE,  INC.
          ---------------------------
     Registrant


Date:       05/14/97                           /s/  Dennis W. Altbrandt
       ------------------                  ---------------------------------
                                                    Dennis  W.  Altbrandt
                                                    Chief  Executive  Officer


Date:       05/14/97                            /s/ Mark A. Griffith
       ------------------                  ---------------------------------
                                                    Mark  A.  Griffith
                                                    Chief  Financial  Officer
                                                    Chief  Accounting  Officer