Form 10QSB
period 1998-06-30
VOICE IT WORLDWIDE INC
filed 1998-08-13
CIK 103657

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934


                For the quarterly period ended:  June 30, 1998
                                                --------------

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

     Yes          X    No
          ---------


     Number  of shares outstanding of the Issuer's Common Stock,  as  of  June
30,  1998    was  6,466,502  shares  of the Registrant's common stock $.10 par
                  ---------
value.


                       PART I  -  FINANCIAL INFORMATION
ITEM  1.    Financial  Statements

                           VOICE IT WORLDWIDE, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------     ----------------
                                     1997      1998         1997     1998
                                   -------- ---------     --------  -------

 Sales - net                    $1,362,343  $  893,570   $2,718,485 $2,151,547
 Cost of sales                     745,049     449,755    1,491,571  1,078,948
                                ----------  ----------   ---------- ----------

   Gross profit                    617,294     443,815    1,226,914  1,072,599

Operating  expenses:
 Administrative and general        326,354     324,826      679,082    691,469
 Selling & marketing               417,431     621,370      835,350  1,142,158
 Research and development          242,555     245,222      454,376    479,954
                                ----------  ----------    ---------  ---------
   Total operating expenses        986,340   1,191,418    1,968,808  2,313,581

   Net operating profit           (369,046)   (747,603)    (741,894)(1,240,982)

Other  income  (expense)
  Interest income (expense)        (72,610)    (77,745)    (141,334)  (155,046)
                                ----------  ----------     --------- ---------

 Net income (loss)
  before income tax               (441,656)   (825,348)    (883,228)(1,396,028)
  Income tax (Note 4)                    0           0            0          0
                                ----------  -----------    --------  ---------

   Net income (loss)             ($441,656)  ($825,348)   ($883,228)$(1,396,028)
                                ==========  ==========   ========== ===========

   Net income (loss)
    per common share (Note 7)       ($0.08)     ($0.13)      $(0.17)     $(0.22)
                                =========== ===========   ========== ===========

Weighted  average  number
 of  shares outstanding          5,054,802   6,466,502    5,054,802   6,466,502
                                ==========  ==========    =========  ==========



                       See notes to financial statements.
                                     - 2 -




                           VOICE IT WORLDWIDE, INC.
                                BALANCE SHEETS

                                                          (unaudited)
                                       December 31,        June 30,
                                          1997               1998
                                       -----------         ----------
                               Assets
Current  assets:
 Cash and cash equivalents               $867,242            $193,349
 Accounts  receivable,  net
  of  allowance  $110,256  (1997)
  and $185,837 (1998)(Note 5)           2,814,035             651,756
 Other receivables                        251,087              89,660
 Inventories (Note 3)                   1,789,347           1,981,341
 Prepaid expenses and other
  current assets                          337,575             504,099
                                        ---------           ---------
                                        6,059,286           3,420,205

Tooling,  furniture  and  office
 equipment,  net  of
 accumulated depreciation (Note 3)        429,758             333,640

Other assets (Note 3)                     832,499             827,974
                                       ----------           ---------
       Total assets                    $7,321,543           4,581,819
                                       ==========           =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current  liabilities:
 Accounts payable                     $1,799,466           $1,203,500
 Accrued liabilities (Note 3)            288,694              160,572
 Current  portion  of  long
  term  debt and line-of-credit
  (Notes 2 and 5)                         48,755              197,664
                                      ----------           ----------
                                       2,136,915            1,561,736

 Long-term debt (Note 5)               3,169,762            2,401,245

Stockholders'  equity  (Note  6):
 Common  stock;  $.10  par;
  20,000,000  shares authorized;
  6,466,502 issued & outstanding         646,650              646,650
 Preferred  stock,  10,000,000  shares
  authorized; none issued & outstanding        0                    0
 Additional paid in capital            6,720,140            6,720,140
 Accumulated deficit                  (5,351,924)          (6,747,952)
                                      ----------            ----------
                                       2,014,866              618,838
                                      ----------            ----------
    Total liabilities and
     stockholders' equity             $7,321,543           $4,581,819
                                      ==========           ==========

                         See notes to financial statements.

                           VOICE IT WORLDWIDE, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                              Common Stock    Additional
                            ----------------    Paid-in  Accumulated
                            Shares    Amount    Capital    Deficit     Total
                            ------    ------  ---------- -----------  -------

Balance-December 31,
  1997                   6,466,502  $646,650 $6,720,140 ($5,351,924) $2,014,866

Net (loss) for the
 six months ended
 June 30, 1998                   0         0          0  (1,396,028) (1,396,028)
                         ---------  --------  ---------  ----------  -----------

Balance - June 30, 1998  6,466,502  $646,650 $6,720,140 ($6,747,952)   $618,838
                         =========  ======== ==========  ==========  ===========


                         See notes to financial statements.

                           VOICE IT WORLDWIDE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                             Three Months Ended
                                                  June 30,
                                             1997          1998
                                             ----          ----
Cash  flows  from  operating  activities:
 Net loss                                ($883,228)     ($1,396,028)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating  activities:
  Allowance for discounts and bad debts    (40,845)          75,581
  Depreciation and amortization            181,083          262,097
  Amortization of deferred loan costs       12,720           12,720
  Changes in current assets and liabilities:
   Receivables                           1,786,990        2,248,125
   Prepaid expenses                       (161,259)        (166,524)
   Inventories                             292,256         (191,994)
   Accounts payable                     (1,603,749)        (595,966)
   Accrued liabilities                    (253,720)        (128,122)
                                        ----------        ---------
         Cash (used in) provided by
          operating activities            (669,752)         119,889

Cash  flows  from  investing  activities:
 Other assets                             (179,019)        (154,538)
 Acquisition of tooling, furniture
  and equipment                            (41,233)         (19,636)
                                        ----------        ----------
         Cash used in investing
          activities                      (220,252)        (174,174)

Cash  flows  from    financing  activities:
 Draws (payments) on long term
  line-of-credit - net                     601,848         (619,608)
         Cash provided by (used in)
          financing                        601,848         (619,608)
                                        ----------        ----------

Net decrease in cash                      (288,156)        (673,893)

Cash - Beginning of period                 585,414          867,242
                                        ----------        ---------

Cash - End of period                      $297,258         $193,349
                                        ==========        =========

Supplemental disclosure of cash flow information: Cash paid during the period for interest was $112,298 (1997) and $92,053 (1998).

                          See notes to financial statements.

                           VOICE IT WORLDWIDE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

The summary of the Company's significant accounting policies are incorporated by reference to the audited Voice It Worldwide, Inc. financial reports included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


The statements of operations, balance sheets, stockholders' equity and cash flows as of June 30, 1998 and 1997 and the periods then ended have not been audited by independent accountants, but in the opinion of the management, reflect all normal recurring adjustments and entries necessary for the fair presentation of the operations of the Company. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.


NOTE  2  -  LETTER  OF  CREDIT
------------------------------

At June 30, 1998, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION
-------------------------------------------------

                                                December 31,  June  30,
                                                    1997        1998
                                                ------------  ---------
                                                             (Unaudited)
Inventories
 Raw  materials                                $1,150,884      $  850,661
 Finished  goods                                  922,882       1,195,794
 (Reserves)                                      (284,419)        (65,114)
                                               ----------      ----------
                                               $1,789,347      $1,981,341
                                               ==========      ==========

Tooling,  furniture  and  equipment
 Office  furniture  and  equipment             $  247,072      $  258,007
 Tooling  and  manufacturing  equipment           679,122         687,823
                                               ----------      ----------
                                                  926,194         945,830
     Less  accumulated  depreciation             (496,436)       (612,190)
                                               ----------      ----------
                                               $  429,758      $  333,640
                                               ==========      ==========

Other  assets
 Deferred  loan  costs  -  net  of
  accumulated amortization of $52,999
  in 1997 and $65,719 in 1998                  $  130,394      $  117,674
 Product software development costs -
  net of accumulated amortization of
  $216,923 in 1997 and $335,276 in 1998           493,148         529,336
 Patent costs - net of accumulated
  amortization of $120,846 in 1997 and
  $148,839 in 1998                                158,957         130,964
 Marketable  securities                            50,000          50,000
                                               ----------      ----------
                                               $  832,499      $  827,974
                                               ==========      ==========

------
NOTE  3  -  SELECTED  BALANCE  SHEET  INFORMATION  (CONTINUED)
--------------------------------------------------------------

                                              December  31,   June  30,
                                                   1997         1998
                                              ------------    ---------
                                                             (Unaudited)
Accrued  liabilities
 Vacation  &  401K                            $    40,608    $    40,608
 Advertising                                      101,489         67,802
 Warranty                                          38,694          6,689
 Commissions                                      101,738         13,614
 Other                                              6,165         31,859
                                              -----------    -----------
                                              $   288,694    $   160,572
                                              ===========    ===========




NOTE  4  -  INCOME  TAXES
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


NOTE  5  -  LONG-TERM  DEBT  AND  LINE-OF-CREDIT
------------------------------------------------

                                             December 31,    June 30,
                                                1997           1998
                                             ------------    ---------
                                                             (Unaudited)
$2,000,000  line  of  credit  to a bank,
 reduced to $520,000 at June 30, 1998,
 interest  at  their  "Base  Rate"
 plus 2.5%, totaling 11.0% at June 30, 1998,
 payable  monthly,  principal due on or
 before January 1, 1999.  Borrowings are
 collateralized  by, and limited to a
 percentage of eligible worldwide accounts
 receivable  and  finished  goods  inventory
 (Note  2).                                      $768,517       $148,909

8% convertible debenture, interest payable
 monthly, convertible into one share
 of common stock for each $0.95 of principal
 converted.  Principal due November
 1,  2002.    Loan  costs  associated  with
 this  debenture were approximately
 $180,000,  and  are  amortized  over the
 life of the agreement resulting in an
 effective interest rate of 9%.  Monthly
 principal redemption of one percent of
 the  then  outstanding  balance  begins
 in  November,  1998.                           2,450,000     2,450,000
                                                ---------     ---------
                                                3,218,517     2,598,909
    Less current portion                          (48,755)     (197,664)

Total  long-term  debt                         $3,169,762    $2,401,245
                                                =========     =========


NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

On June 12, 1998, at a special meeting of the shareholders, the shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 and also authorize 10,000,000 shares of preferred stock.

Warrants
--------

Combined with the $2,450,000 convertible debenture (Note 4), the Company issued 915,000 warrants (the "Debenture Warrants") to buy unregistered shares of the Company's common stock at an exercise price of $2.75 per share. In the first quarter, 1996, the Company issued an additional 25,000 warrants at an exercise price of $1.50 per share to the debenture holder in exchange for a waiver of certain financial covenants. As part of a repricing negotiation with the debenture holder, the Company lowered the exercise price of all Warrants to $1.06 per share and the Warrants were then exercised on December 30, 1997, resulting in proceeds to the Company of $996,400. In January 1998, the Company agreed to issue an additional 500,000 warrants subject to a vote of the shareholders increasing the number of shares authorized.

During 1995, the Company completed the sale of 648,880 units of its common stock. In connection with the private placement and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to
placement  agents.    Each  warrant  entitles  the  holder  to  purchase  one
unregistered share of common stock at any time from June, 1996 through June, 1999 at an exercise price of $2.75 per share. However, with the issuance of warrants pursuant to an employment agreement, the Company lowered the exercise price of these Warrants to $1.06 per share.

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

Stock  Options
--------------

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through June 30, 1998, the Company had granted (net of cancellations) 494,443 options with various vesting periods and an exercise price of between $1.06 and $3.00 per share. As of June 30, 1998, 384,443 granted options are vested with exercise prices ranging from $1.06 to $3.00. However, no options have been exercised.
NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

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

The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's option, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW:


     Voice It Worldwide, Inc. utilizes a broad range of silicon chip technology including digital and analog storage devices, flash memory and digital voice compression integrated circuits. Voice It combines these technologies with proprietary software which enables the Company to develop leading edge consumer voice recorder products. The Company protects its proprietary technology through a combination of pending patents, copyrights and trade secrets.

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

     The Company's first product, the Voice It Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the Company has expanded its Personal Note Recorder line to include models with recording capacities from 40 seconds to 32 minutes. The Company has also added product lines to include more business oriented tools such as the Voice It Executive Series, the Voice It MMARKManager and the Voice It Digital Voice Recorder.

     During the fourth quarter of 1996, the Company introduced the Voice It Managers. This new line of digital recording products offer both extended digital recording capacity and organization features including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities. The Company was able to introduce these products in over 1,500 stores in addition to several national direct mail catalogs. The Company is marketing three Voice It Manager models which have recording capacities up to 22, 45 and 90 minutes.

     During 1997, the Company continued to redefined its role in digital recording technology by developing and introducing a new Executive Series of Personal Note Recorders and a dictation-length digital recorder with edit and computer download features. The Company's new dictation-length recorder, called the Voice It Digital Voice Recorder has 50 minutes of internal memory as well as the ability to increase its capacity by adding a 50-minute removable memory card. By using additional memory cards, the Voice It Digital Voice Recorder has virtually unlimited storage capacity. The Digital Voice Recorder's edit features work like a "verbal word processor" for voice files enabling the addition or deletion of words or phrases seamlessly within a sentence or paragraph. In addition to all of the other enhanced features, the Company's new recorder downloads its compressed verbal files to a Personal Computer. Using the Voice It PC Link software, the files can be named and stored, played through the computer's speakers for transcription using popular word processing programs, or even attached to email and sent via the internet.

     During 1998, the Company has developed and will introduce its newest version of the Voice It Digital Voice Recorder. This new digital recorder will continue to be able to download to your computer, and will also be able to interface with various popular continuous speech voice-to-text software. This innovation will allow the voice-to-text software user to escape the confines of their computer and become mobile in their dictation.


RESULTS  OF  OPERATIONS:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:


                                  Three  Months  Ended   Six  Months  Ended
                                        June  30,             June  30,
                                  --------------------   ------------------
                                     1997       1998        1997     1998
                                  ---------  ---------   --------- --------

Net  sales                         100.0%      100.0%      100.0%    100.0%
Cost  of  sales                     54.7        50.3        54.9      50.1
                                   -----       -----       -----     -----
   Gross  profit                    45.3        49.7        45.1      49.9
                                   -----       -----       -----      -----
Operating  expenses
 Administrative  and  general      24.0         36.4        25.0      32.1
 Selling  and  marketing           30.6         69.5        30.7      53.1
 Research  and  development        17.8         27.4        16.7      22.3
                                  -----        -----       -----    ------
   Total operating expenses        72.4        133.3        72.4     107.5
                                  -----        -----       -----     -----
Operating  loss                   (27.1)       (83.6)      (27.3)    (57.6)
Other  income  (expense), net      (5.3)        (8.7)       (5.2)     (7.2)
                                  -----        -----       -----     ------

Net loss before income tax        (32.4)       (92.3)      (32.5)    (64.8)
Income  tax  (benefit)              0.0          0.0         0.0       0.0
                                  -----         -----      ------    ------
Net  loss                         (32.4)%      (92.3)%     (32.5)%   (64.8)%
                                 ======        ======      ======    ======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     Net sales for the three months ended June 30, 1998 were $893,600 compared to $1,362,300 for the three months ended June 30, 1997. The Company is currently introducing an upgraded version of its Voice It Digital Recorder that will interface with the new popular continuous speech voice-to-text software. With the customer anticipating this new technology, sales of the existing version of our Digital Recorder were much slower than anticipated. Also, because the original Digital Recorder was introduced late in the fourth quarter of 1997, there was high retail inventory from the Holiday season. These factors combined to cause second quarter, 1998 sales to be lower when compared to the second quarter sales of 1997.

     Cost  of  sales for the quarter ended June 30, 1998 decreased to $449,800 or 50.3% of net sales from $745,000 or 54.7% of net sales during the second quarter of 1997. As a percentage of net sales, cost of sales decreased during the quarter due to cost savings associated with various components. While the Company continues to expect cost of sales for the Personal Note Recorders to continue at approximately 50%, the Company will introduce its newest digital recorder with sales to Dragon Systems, Inc., the leading provider of voice-to-text software in the United States. However, these Original Equipment Manufacturing ("OEM") sales carry a lower gross margin and will increase the relative cost of sales (as a percentage of sales) for the remainder of the year.

     General and administrative expenses were $324,800 during the second quarter of 1998 compared with $326,400 for the same period in 1997. These expenses are mostly fixed and therefore have not decreased as sales decreased.

     Sales and marketing expenses for the quarter ended June 30, 1998 increased $204,000 to $621,400 from $417,400 during the same quarter in 1997. This increase is due to a large increase in cooperative advertising reserves. The increased cooperative advertising is based on commitments made to larger accounts where corresponding increases in sales have not materialized.

     Research and development costs increased $2,600 to $245,200 for the second quarter of 1998 from $242,600 for the same quarter in 1997. The Company amortizes software development costs, and expenses all other research and development costs. The amortized costs are then amortized over the estimated useful life of the product with is approximately 3 years. During the current year the amortization expense has increased due to the continued effort to develop new and better products.

     The Company incurred an operating loss of approximately $747,600 for the second quarter ended June 30, 1998 compared with an operating loss of approximately $369,000 for the same quarter in 1997. The primary increase in the operating loss during the quarter is due to the decrease in sales. Compounding the effect of the sales decrease was the increased expense for cooperative advertising with accounts selling the Voice It products.

     Net interest expense for the quarter ending June 30, 1998 of $77,700 compares to net interest expense during the same period last year of $72,600. The primary component of interest expense is the interest on the $2.45 million convertible debt the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. After interest expense, the net loss for the three months ended June 30, 1998 was $825,348 or $0.13 per share compared to a net loss of $441,656 or $0.08 per share for the second quarter of 1997.


SIX  MONTHS  ENDED  JUNE  30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     Net sales for the six months ended June 30, 1998 were $2,151,500 compared to $2,718,500 for the six months ended June 30, 1997. As mentioned earlier, the sales for the first half of 1998 declined due in part to the high retail inventory of the new Voice It Digital Recorder resulting from the late introduction during the fourth quarter of 1997. Additionally, because the new generation of this recorder will be introduced during late third quarter and into the fourth quarter of 1998, orders for the earlier version of the Digital Recorder have been lower than expected.

     Cost of sales for the first six months ended June 30, 1998 decreased to $1,078,900 or 50.1% of net sales from $1,491,600 or 54.9% of net sales during the six months of 1997. As a percentage of net sales, cost of sales decreased during the quarter due to cost savings associated with various components. The Company expects costs of sales to increase as a percentage of sales during late third quarter and into the fourth quarter due to the OEM introduction of the new digital voice recorder that is compatible with continuous speech, voice-to-text software.

     General and administrative expenses increased $12,400 to $691,500 during the first half of 1998 compared with $679,100 for the same period in 1997. This small increase is primarily due to the increase in reserved warranty costs.
     Sales and marketing expenses for the six months ended June 30, 1998 increased $306,800 to $1,142,200 from $838,400 during the same period in 1997. This increase is due to increased cooperative advertising reserves and general print advertising that was expensed during the quarter.

     Research and development costs increased $25,600 to $480,000 for the first half of 1998 from $454,400 for the same period in 1997. A primary reason for this increase is due to the increased amortization of previously capitalized software development costs, as well as increased amortization of various tooling costs.

     The Company incurred an operating loss of approximately $1,241,000 for the first six months ended June 30, 1998 compared with an operating loss of approximately $741,900 for the same period in 1997. The primary increase in the operating loss during the current quarter is related to the decrease in sales for the second quarter combined with increased cooperative advertising costs during the period.

     Net interest expense for the six months ending June 30, 1998 of $155,000 compares to net interest expense during the same period last year of $141,300. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. After interest expense, the net loss for the six months ended June 30, 1998 was $1,396,028 or $0.22 per share compared to a net loss of $883,228 or $0.17 per share for the first half of 1997.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short-term working capital needs. At June 30, 1998, the Company had cash and cash equivalents of approximately $193,300 and working capital of approximately $1,858,500.

     Cash provided by the Company for operating activities during the six months ended June 30, 1998 was approximately $119,900. A primary component of operating cash was the Company's net loss of $1,396,000 adjusted for non-cash adjustments of depreciation and amortization of approximately $350,400. Other uses of operating cash for the period included increases in the Company's prepaid expenses and inventories of approximately $166,500 and $192,000 respectively as well as decreases in accounts payable and accrued liabilities of approximately $597,000 and $128,100 respectively. Sources of operating cash were the decrease in account receivables of approximately $2,248,100. Additional uses of cash include $174,200 for the acquisition of tooling and other assets. During the six months ended June 30, 1998, the Company used approximately $619,600 by paying down a large portion of its bank line-of-credit.

     On April 18, 1997, the Company obtained a three year $2,000,000 line-of-credit from a new lender. In January, 1998, the Company reduced this line-of-credit to $1,000,000 and amended the maturity date to January 1, 1999. Furthermore, the credit limit is being reduced $20,000 per week beginning January 14, 1998 and continues each week thereafter until the earlier of the maturity date or refinancing. Under the terms of the line-of-credit, the Company' borrowings are collateralized by, and limited to, a percentage of eligible worldwide accounts receivable as well as finished goods inventories. The Company's interest rate is equal to the lenders "Base Rate" plus 2.5%, totaling 11% at June 30, 1998. The credit and security agreement of this line-of-credit contains a customary minimum net worth covenant.


SEASONALITY:

     While the Company still anticipates that its business will be seasonal, with approximately 40% of its sales occurring in the fourth quarter for the holiday season, it is expanding its product line into more business application tools in part to smooth out this holiday seasonality.


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

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item  1.  Legal  Proceedings.                    None
-----------------------------

Item  2.  Changes  in  Securities.                    None
----------------------------------

Item  3.  Defaults  upon  Senior  Securities.          None
---------------------------------------------

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

     On June 12, 1998, a special meeting of shareholders of Voice It Worldwide, Inc. was held at the Holiday Inn - University Park in Fort Collins, Colorado. The meeting began at 11:12 a.m., with CEO Dennis W. Altbrandt presiding. There were 4,309,633 shares (representing 66.65% of the issued and outstanding shares) of common stock present in person or by proxy. The motion before the shareholders was an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 and authorize 10,000,000 shares of preferred stock. The results of the voting were: 4,060,288 shares, or 94% of the shares voted, were in favor of the amendment; 193,212 shares, or 5% of the shares that voted, were against the motion; and 56,133, or 1% of the shares that voted, abstained.

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


          VOICE  IT  WORLDWIDE,  INC.
          ---------------------------
     Registrant


Date:            08/14/97                              /s/ J. Fredrick Walters
       ------------------                    ---------------------------------
          J.  Fredrick  Walters
     Chairman  of  the  Board  of  Directors


Date:            08/14/97                              /s/    Mark A. Griffith
       ------------------                    ---------------------------------
          Mark  A.  Griffith
     Chief  Financial  Officer
               Chief  Accounting  Officer