Form 10QSB/A
period 1998-06-30
VOICE IT WORLDWIDE INC
filed 1998-08-27
CIK 103657

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


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank
financings  for  short-term  working  capital  needs.    At June 30, 1998, the
Company had cash and cash equivalents of approximately $193,300. The Company also had working capital of approximately $1,858,500 at June 30, 1998, which is significantly lower than the $3,922,400 of working capital available at December 31, 1997. The primary reason for the decrease in working capital is the Company's net loss for the six months ended June 30, 1998, of approximately $1,396,000.

     Cash provided by the Company for operating activities during the six months ended June 30, 1998 was approximately $119,900. A primary component of operating cash was the Company's net loss of $1,396,000 adjusted for non-cash adjustments of depreciation and amortization of approximately $350,400. Other uses of operating cash for the period included increases in the Company's prepaid expenses and inventories of approximately $166,500 and $192,000, respectively, as well as decreases in accounts payable and accrued liabilities of approximately $597,000 and $128,100 respectively. Sources of operating cash were the decrease in account receivables of approximately $2,248,100. Additional uses of cash include $174,200 for the acquisition of tooling and
other  assets.    During  the six months ended June 30, 1998, the Company used approximately $619,600 by paying down a large portion of its bank line-of-credit.

     On April 18, 1997, the Company obtained a three year $2,000,000 line-of-credit from a lender. In January, 1998, this line-of-credit was amended to reduce the total limit to $1,000,000, amend the maturity date to January 1, 1999, and reduced the total line by $20,000 per week beginning January 14, 1998. The line-of-credit was further amended in July 1998 to reduce the total limit to $150,000 and further reduce that amount until expired or replaced by another line-of-credit. Under the terms of the line-of-credit, the Company's borrowings are collateralized by, and limited to, a percentage of eligible worldwide accounts receivable as well as finished foods inventories. The Company's interest rate is equal to the lenders "Base Rate" plus 2.5%, totaling 11% at June 30, 1998.

The Company believes that it may not have sufficient working capital to continue to finance operations during the third and fourth quarters. Although the Company has been actively seeking additional working capital through equity infusion, negotiating a new operating line-of-credit, and possibly short term loans guaranteed by investors, there can be no assurance that additional debt or equity financing can be raised on a timely basis and on terms acceptable to the Company.

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