Form 10QSB
period 1998-09-30
VOICE IT WORLDWIDE INC
filed 1998-11-18
CIK 103657

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


          For the quarterly period ended: September 30, 1998

                    Commission File Number: 0-7796



                            VOICE IT WORLDWIDE, INC.
        (Exact Name of Registrant as Specified in its Charter)

          Colorado                            83-0203787
-------------------------------        -----------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification Number)


2643 Midpoint Drive, Suite A
   Fort Collins, Colorado                         80525
----------------------------            ----------------------
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

      Yes     X      No
            -----       -----


Number of shares outstanding of the Issuer's Common Stock, as of September 30, 1998 was 6,466,502 shares of the Registrant's common stock $.10 par value.

                      PART I - FINANCIAL INFORMATION
ITEM 1.  Financial
Statements

                         VOICE IT WORLDWIDE, INC.
                         Statements of Operations
                                (unaudited)

                                   Three Months Ended                Nine Months Ended
                                      September 30,                     September 30,
                               ----------------------------      ----------------------------
                                   1997             1998             1997            1998
                               -----------      -----------      -----------      -----------

Sales - net ..............     $ 1,360,996      $   651,296      $ 4,079,481      $ 2,802,843
Cost of sales ............         949,850          373,544        2,441,420        1,452,492
                               -----------      -----------      -----------      -----------
  Gross profit ...........         411,146          277,752        1,638,061        1,350,351

Operating expenses:
 Administrative and
  general ................         319,916          299,392          998,998          990,861
 Selling & marketing .....         568,515          203,580        1,403,866        1,345,738
 Research and development          222,013          252,105          676,389          732,059
                               -----------      -----------      -----------      -----------
    Total operating
     expenses ............       1,110,444          755,077        3,079,253        3,068,658

Net operating profit .....        (699,298)        (477,325)      (1,441,192)

Other income (expense)
 Interest income (expense)         (87,760)         (87,371)        (229,094)        (242,417)
                               -----------      -----------      -----------      -----------

Net income (loss) before
 income tax ..............        (787,058)        (564,696)      (1,670,286)
Income tax (Note 4) ......               0                0                0                0
                               -----------      -----------      -----------      -----------

Net income (loss) ........     ($  787,058)     ($  564,696)     ($1,670,286)     ($1,960,724)
                               ===========      ===========      ===========      ===========

Net income (loss) per
 common share (Note 7) ...     ($     0.16)     ($     0.08)     ($     0.33)     ($     0.30)
                               ===========      ===========      ===========      ===========

Weighted average number of
 shares outstanding ......       5,054,802        6,466,502        5,054,802        6,466,502
                               ===========      ===========      ===========      ===========


                    VOICE IT WORLDWIDE, INC.
                         Balance Sheets


                     Assets                                (unaudited)
                                          December 31,    September 30,
                                             1997             1998
                                          -----------      -----------
Current assets:
 Cash and cash equivalents ..........     $   867,242      $   163,290
 Accounts receivable, net of
  allowance $110,256 (1997)
  and $159,710 (1998) (Note 5) ......       2,814,035          424,217
 Other receivables ..................         251,087          264,201
 Inventories (Note 3) ...............       1,789,347        2,137,539
 Prepaid expenses and other
  current assets ....................         337,575          245,417
                                          -----------      -----------
                                            6,059,286        3,234,664
Tooling, furniture and office
 equipment, net of accumulated
 depreciation (N0te 3) ..............         429,758          283,421

Other assets (Note 3) ...............         832,499          837,932
                   -                      -----------      -----------

Total assets ........................     $ 7,321,543      $ 4,356,017
                                          ===========      ===========

 Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable ...................     $ 1,799,466      $ 1,472,286
 Accrued liabilities (Note 3) .......         288,694          190,973
 Deferred Revenue ...................               0          100,000
 Current portion of long-term
  debt and line-of-credit
  (Notes 2 and 5) ...................          48,755          137,371
                                          -----------      -----------
                                            2,136,915        1,900,630

Long-term debt (Note 5) .............       3,169,762        2,401,245

Stockholders' equity (Note 6):
 Common stock; $.10 par; 20,000,000
  shares authorized; 6,466,502
  issued & outstanding ..............         646,650          646,650
 Preferred stock, 10,000,000
  shares authorized; none issued
  and outstanding ...................               0                0
 Additional paid in capital .........       6,720,140        6,720,140
 Accumulated deficit ................      (5,351,924)      (7,312,648)
                                          -----------      -----------
                                            2,014,866           54,142
                                          -----------      -----------
Total liabilities and
 stockholders' equity ...............     $ 7,321,543      $ 4,356,017
                                          ===========      ===========

                            VOICE IT WORLDWIDE, INC.
                        Statement of Stockholders' Equity
                                   (unaudited)

                                                                 Additional
                                        Common Stock               Paid-in       Accumulated
                                   Shares           Amount         Capital         Deficit           Total
                                 -----------     -----------     -----------     -----------      -----------


Balance-December 31, 1997 ..       6,466,502     $   646,650     $ 6,720,140     ($5,351,924)     $ 2,014,866

Net (loss) for the
 nine months ended
 September 30, 1998 ........               0               0               0      (1,960,724)      (1,960,724)
                                 -----------     -----------     -----------     -----------      -----------

Balance - September 30, 1998       6,466,502     $   646,650     $ 6,720,140     ($7,312,648)     $    54,142
                                 ===========     ===========     ===========     ===========      ===========

                      VOICE IT WORLDWIDE, INC.
                      Statements of Cash Flows
                            (unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                             ----------------------------
                                                 1997            1998
                                             -----------      -----------
Cash flows from operating activities:
 Net loss ..............................     ($1,670,286)     ($1,960,724)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Allowance for discounts and
   bad debts ...........................         (24,173)          49,454
  Depreciation and amortization ........         281,565          399,457
  Amortization of deferred
   loan costs ..........................          19,080           19,080
  Changes in current assets
   and liabilities:
   Receivables .........................       1,397,340        2,327,250
   Prepaid expenses ....................        (170,673)          92,158
   Inventories .........................         (44,137)        (348,192)
   Accounts payable ....................      (1,043,233)        (327,180)
   Accrued libilities ..................        (199,477)         (97,721)
   Deferred revenue ....................               0          100,000
                                             -----------      -----------
       Cash (used in) provided by
        operating activities ...........      (1,453,994)         253,582

Cash flows from investing activities:
 Other assets ..........................        (263,444)        (254,497)
 Acquisition of tooling, furniture
  and equipment ........................         (89,296)         (23,136)
                                             -----------      -----------
       Cash used in investing activities        (352,740)        (277,633)

Cash flows from financing activities:
 Draws (payments) on long term
  line-of-credit - nt ..................       1,446,976         (679,901)
                                             -----------      -----------
       Cash provided by (used in)
        financing ......................       1,446,976         (679,901)
                                             -----------      -----------

Net decrease in cash ...................        (359,758)        (703,952)

Cash - Beginning of period .............         585,414          867,242
                                             -----------      -----------

Cash - End of period ...................     $   225,656      $   163,290
                                             ===========      ===========

Supplemental disclosure of cash flow information: Cash paid during the period for interest was $204,942 (1997) and $93,433 (1998).

                       VOICE IT WORLDWIDE, INC.
                     Notes to Financial Statements
                              (unaudited)

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The summary of the Company's significant accounting policies are incorporated by reference to the audited Voice It Worldwide, Inc. financial reports included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

The statements of operations, balance sheets, stockholders' equity and cash flows as of September 30, 1998 and 1997 and the periods then ended have not been audited by independent accountants, but in the opinion of the management, reflect all normal recurring adjustments and entries necessary for the fair presentation of the operations of the Company. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.


Note 2 - Letter of Credit
-------------------------

At September 30, 1998, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


Note 3 - Selected Balance Sheet Information
-------------------------------------------

                                         December 31,     September 30,
                                            1997              1998
                                         -----------      ------------
                                                          (Unaudited)
Inventories
 Raw materials .....................     $ 1,150,884      $ 1,244,500
 Finished goods ....................         922,882          992,005
 (Reserves) ........................        (284,419)         (98,966)
                                         -----------      -----------
                                         $ 1,789,347      $ 2,137,539
                                         ===========      ===========

Tooling, furniture and equipment
 Office furniture and equipment ....     $   247,072      $   258,007
 Tooling and manufacturing equipment         679,122          691,323
                                         -----------      -----------
                                             926,194          949,330
   Less accumulated depreciation ...        (496,436)        (665,909)
                                         -----------      -----------

                                         $   429,758      $   283,421
                                         ===========      ===========

Other assets
 Deferred loan costs - net of
  accumulated amortization of
  $52,999 in 1997 and $72,079
  in 1998 ........................       $   130,394      $   111,314
 Product software development
  costs - net of accumulated
  amortization of $216,923 in 1997
  and $404,798 in 1998 ...........           493,148          552,495
 Patent costs - net of accumulated
  amortization of $120,846 in 1997
  and $162,955 in 1998 ...........           158,957          124,123
 Marketable securities ...........            50,000           50,000
                                         -----------      -----------
                                         $   832,499      $   837,932
                                         ===========      ===========

-------------------------------------------------------

                       December 31,  September 30,
                           1997          1998
                        --------       --------
                                      (Unaudited)
Accrued liabilities
 Vacation & 401K ..     $ 40,608       $ 40,608
 Advertising ......      101,489        101,406
 Warranty .........       38,694         28,909
 Commissions ......      101,738              0
 Other ............        6,165         20,050
                        --------       --------
                        $288,694       $190,973
                        ========       ========

Note 4 - Income Taxes
---------------------

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


Note 5 - Long-Term Debt and Line-of-credit
------------------------------------------

                                                    December 31,   September 30,
                                                        1997            1998
                                                    ------------     -----------
                                                                    (Unaudited)

$2,000,000 line of credit to a bank,
 reduced to $150,000 at September 30,
 1998, and $100,000 in October, 1998,
 interest at their "Base Rate" plus 2.5%,
 totaling 11.0% at  September 30, 1998,
 payable  monthly, principal due on or
 before November 15, 1998. Borrowings
 are collateralized by, and limited to
 a percentage of eligible worldwide
 accounts receivable and finished goods
 inventory (Note 2)  ..........................     $   768,517     $    88,616

8% convertible debenture, interest payable
 monthly, convertible into one share of
 common stock for each $0.95 of principal
 converted. Principal due November 1, 2002
 Loan costs associated with this debenture
 were approximately $180,000, and are amortized
 over the life of the agreement resulting in
 an effective interest rate of 9%. Monthly
 principal  redemption of one percent of the
 then outstanding balance begins in November,
 1998  ........................................       2,450,000       2,450,000
                                                    -----------     -----------
                                                      3,218,517       2,538,616
Less current portion ..........................         (48,755)       (137,371)
                                                    -----------     -----------
Total long-term debt ..........................     $ 3,169,762     $ 2,401,245
                                                    ===========     ===========

Note 6 - Stockholders' Equity
-----------------------------

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

Stock Options
-------------

The Company has reserved a total of 860,243 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through September 30, 1998, the Company had granted (net of cancellations) 426,443 options with various vesting periods and an exercise price of between $0.31 and $3.00 per share. As of September 30, 1998, 328,943 granted options are vested with exercise prices ranging from $1.06 to $3.00. However, no options have been exercised.

Note 6 - Stockholders' Equity (continued)
-----------------------------------------

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


Note 7 - Earnings Per Share
---------------------------

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share. All prior period loss per common share data has been restated to conform to the provisions of this statement. Basic loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, only if their effect is dilutive. Options and warrants to purchase shares of common stock in 1998 and 1997 were not included in the computation of diluted loss per common share because their effect would be antidilutive.


Note 8 - Subsequent Events
--------------------------

On November 2, 1998, the Company filed a voluntary petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, file number 98-25542 RJB. The Company will continue to operate as a Debtor-in-Possession.

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

The Company's first product, the Voice It Personal Note Recorder, with a 75 second capacity was introduced in the market in November of 1993. Since then, the Company has expanded its Personal Note Recorder line to include models with recording capacities from 40 seconds to 32 minutes. The Company has also added product lines to include more business oriented tools such as the Voice It Executive Series, the Voice It(R) Manager and the Voice It(R) Digital Voice Recorder.

During the fourth quarter of 1996, the Company introduced the Voice It Managers. This new line of digital recording products offer both extended digital recording capacity and organization features including time and date stamping of messages and file folder organizers, an LCD display and a built-in icon library for file folder labeling. The Voice It Manager products also offer message alarms, calendar scheduling, a phone data base for 100 names with notes and three phone numbers for each name and also includes auto-dial capabilities

During 1997, the Company continued to redefined its role in digital recording technology by developing and introducing a new Executive Series of Personal Note Recorders and a dictation-length digital recorder with edit and computer download features. The Company's new dictation-length recorder, called the Voice It Digital Voice Recorder has 50 minutes of internal memory as well as the ability to increase its capacity by adding a 50-minute removable memory card. By using additional memory cards, the Voice It Digital Voice Recorder has virtually unlimited storage capacity. The Digital Voice Recorder's edit features work like a "verbal word processor" for voice files enabling the addition or deletion of words or phrases seamlessly within a sentence or paragraph. In addition to all of the other enhanced features, the Company's new recorder downloads its compressed verbal files to a Personal Computer. Using the Voice It PC Link software, the files can be named and stored, played through the computer's speakers for transcription using popular word processing programs, or even attached to email and sent via the internet.

During 1998, the Company is in the process of completing its transition into the Original Equipment Manufacturing ("OEM") market and has developed its newest version of the Voice It Digital Voice Recorder. This new digital recorder will continue to be able to download to your computer, and will also be able to interface with various popular continuous speech voice-to-text software. This innovation will allow the voice-to-text software user to escape the confines of their computer and become mobile in their dictation. Currently, the Company has a contract with a leading Voice-to-Text software company to provide them with our Voice It unit.

The Company markets its Note Recorder products in the United States and internationally in Canada, Mexico, Europe, South Africa and the Middle East. While many Voice It products are currently available in a variety of distribution channels (including direct mail catalogs, office super stores, catalog showrooms and electronic specialty stores) the number of retail outlets, and corresponding retail sales, are significantly declining as the Company pursues it's OEM business.


Results of Operations:

The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                               Three Months EndedNine Months Ended
                                      September 30,           September 30,
                                     1997        1998        1997        1998
                                   -------     -------     -------     -------

Net sales ....................       100.0%      100.0%      100.0%      100.0%
Cost of sales ................        69.8        57.4        59.8        51.8
                                     -----       -----       -----       -----
 Gross profit ................        30.2        42.6        40.2        48.2
                                     -----       -----       -----       -----
Operating expenses
 Administrative and
  general ....................        23.5        46.0        24.5        35.4
 Selling and marketing .......        41.8        31.3        34.4        48.0
 Research and development ....        16.3        38.6        16.6        26.1
                                     -----       -----       -----       -----
   Total operating expenses ..        81.6       115.9        75.5       109.5
                                     -----       -----       -----       -----
   Operating loss ............       (51.4)      (73.3)      (35.3)      (61.3)
   Other income (expense), net        (6.4)      (13.4)       (5.6)       (8.7)
                                     -----       -----       -----       -----
   Net loss before income tax        (57.8)      (86.7)      (40.9)      (70.0)
   Income tax (benefit) ......         0.0         0.0         0.0         0.0
                                     -----       -----       -----       -----
   Net loss ..................       (57.8)%     (86.7)%     (40.9)%     (70.0)%
                                     =====       =====       =====       =====


Three Months ended September 30, 1998 vs. Three Months ended September 30, 1997:

Net sales for the three months ended September 30, 1998 were $651,300 compared to $1,361,000 for the three months ended September 30, 1997. The Company is currently introducing an upgraded version of its Voice It Digital Recorder that will interface with the new popular continuous speech voice-to-text software. As the customer anticipated this new technology, sales of the existing version of our Digital Recorder were much slower than anticipated. Additionally, the number of retail outlets, and corresponding retail sales, have significantly declined as the Company pursues it's strategy of focusing on its Original Equipment Manufacturing ("OEM") business.

Cost of sales for the quarter ended September 30, 1998 decreased to $373,500 or 57.4% of net sales from $949,800 or 69.8% of net sales during the third quarter of 1997. As a percentage of net sales, cost of sales decreased during the quarter due to cost savings associated with various components. However, while the Company continues to expect cost of sales for the Personal Note Recorders to continue at approximately 50%, the Company will introduce its newest digital recorder during the fourth quarter with sales to Dragon Systems, Inc., the leading provider of voice-to-text software in the United States. These OEM sales carry a lower gross margin and will increase the relative cost of sales (as a percentage of sales) for the remainder of the year.

General and administrative expenses were $299,400 during the third quarter of 1998 compared with $319,900 for the same period in 1997. These expenses are mostly fixed and therefore have not decreased as sales decreased.

Sales and marketing expenses for the quarter ended September 30, 1998 decreased $364,900 to $203,600 from $568,500 during the same quarter in 1997. This decrease is due to the decrease in advertising and marketing costs. While OEM business generates a smaller gross margin as mentioned above, there are also fewer marketing costs associated with the sales, thereby decreasing the sales and marketing expenses.

Research and development costs increased $30,100 to $252,100 for the third quarter of 1998 from $222,000 for the same quarter in 1997. Research costs have increased for two reasons. First is that the Company is in the process of completing its development of its new Digital Dictation Length Recorder, and corresponding software interface, used to complement current Voice-to-Text software. Second, the Company amortizes its software development costs, and expenses all other research and development costs. The amortized costs are amortized over the estimated useful life of the product with is approximately 3 years. The current year's amortization expense has increased due to the continued effort to develop new and better products.

The Company incurred an operating loss of approximately $477,300 for the third quarter ended September 30, 1998 compared with an operating loss of approximately $699,300 for the same quarter in 1997. While the sales decreased by 52%, the cost of sales decreased by over 60% and the operating expenses decreased by 32% causing a lower operating loss during the current quarter when comparing it to the third quarter of 1997. Additionally, management believes that with the OEM supply contracts that are currently in place, and with the expense reductions that are in place, the fourth quarter, 1998 should be profitable.

Net interest expense for the quarter ended September 30, 1998 of $87,400 compares to net interest expense during the same period last year of $87,700. The primary component of interest expense is the interest on the $2.45 million convertible debt the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. After interest expense, the net loss for the three months ended September 30, 1998 was $564,696 or $0.08 per share compared to a net loss of $787,058 or $0.16 per share for the third quarter of 1997.


Nine Months ended September 30, 1998 vs. Nine Months ended September 30, 1997:

Net sales for the nine months ended September 30, 1998 were $2,802,800 compared to $4,079,500 for the nine months ended September 30, 1997. As mentioned earlier, the sales for 1998 declined due in part to the Company's transition into the OEM business. Additionally, because the new generation of this recorder will be introduced during the fourth quarter of 1998, orders for the earlier version of the Digital Recorder have been lower than expected. There was also generally a high retail inventory of the older recorder which resulted from the late fourth quarter, 1997 introduction.

Cost of sales for the first nine months ended September 30, 1998 decreased to $1,452,500 or 51.8% of net sales from $2,441,400 or 59.8% of net sales during the nine months of 1997. As a percentage of net sales, cost of sales have decreased due in part to cost savings associated with various components. However, the Company expects costs of sales to increase as a percentage of sales during late third quarter and into the fourth quarter due to the OEM introduction of the new digital voice recorder that is compatible with continuous speech, voice-to-text software.

General and administrative expenses decreased $8,100 to $990,900 during the first nine months of 1998 compared with $999,000 for the same period in 1997. While sales have been significantly lower during the period, general and administrative expenses are mostly fixed costs that will be less affected by the lower sales.

Sales and marketing expenses for the nine months ended September 30, 1998 decreased $58,100 to $1,345,700 from $1,403,800 during the same period in 1997. While many of the expenses in this area have decreased due to the lower sales and shifting sales more toward OEM, there were some significant increases due to increased cooperative advertising reserves that were needed as commitments had been made but corresponding sales were not generated.

Research and development costs increased $55,700 to $732,100 for the nine months of 1998 from $676,400 for the same period in 1997. A primary reason for this increase is due to the increased amortization of previously capitalized software development costs, as well as increased amortization of various tooling costs.

The Company incurred an operating loss of approximately $1,718,300 for the first nine months ended September 30, 1998 compared with an operating loss of approximately $1,441,200 for the same period in 1997. The primary increase in the operating loss during the current quarter is related to the decrease in sales during the period combined with increased cooperative advertising costs during the second quarter to cover past commitments.

Net interest expense for the nine months ending September 30, 1998 of $242,400 compares to net interest expense during the same period last year of $229,100. The primary component of interest expense is the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. After interest expense, the net loss for the nine months ended September 30, 1998 was $1,960,724 or $0.30 per share compared to a net loss of $1,670,286 or $0.33 per share for the first nine months of 1997.


Liquidity and Capital Resources:

The Company has financed its growth to date primarily from the private sale of Common Stock and Warrants, the merger with Lander Energy Co. and the issuance of $2,450,000 in convertible debentures. The Company also uses bank financings for short-term working capital needs. At September 30, 1998, the Company had cash and cash equivalents of approximately $163,300. The Company also had working capital of approximately $1,334,000 at September 30, 1998, which is significantly lower than the $3,922,400 of working capital available at December 31, 1997. The primary reason for the decrease in working capital is the
Company's net loss for the nine months ended September 30, 1998, of approximately $1,960,700.

Cash provided by the Company for operating activities during the nine months ended September 30, 1998 was approximately $253,600. A primary component of operating cash was the Company's net loss of $1,960,700 adjusted for non-cash adjustments of depreciation and amortization of approximately $468,000. Other uses of operating cash for the period included increases in the Company's inventories of approximately $348,200 as well as decreases in accounts payable and accrued liabilities of approximately $327,200 and $97,700 respectively. Sources of operating cash were the decrease in account receivables and prepaid expenses of approximately $2,327,200 and $92,200 respectively as well as the increase in deferred revenue of $100,000.

Additional uses of cash include $277,600 for the acquisition of tooling and other assets. During the nine months ended September 30, 1998, the Company used approximately $679,900 by paying down a large portion of its bank line-of-credit.

On April 18, 1997, the Company obtained a three year $2,000,000 line-of-credit from a lender. In January, 1998, this line-of-credit was amended to reduce the total limit to $1,000,000, amend the maturity date to January 1, 1999, and reduced the total line by $20,000 per week beginning January 14, 1998. The line-of-credit was further amended in October, 1998 to further reduce the total limit to $100,000 and change the expiration date to November 15, 1998. Under the terms of the line-of-credit, the Company' borrowings are collateralized by, and limited to, a percentage of eligible worldwide accounts receivable as well as finished goods inventories. The Company's interest rate is equal to the lenders "Base Rate" plus 2.5%, totaling 11% at September 30, 1998.

During the past months, the Company has been seeking additional working capital through equity infusions, negotiating a new operating line-of-credit, or short term loans. Because the Company was unsuccessful in raising the necessary additional working capital, the current operations were becoming impaired due to the increasing debt burden. Therefore, on November 2, 1998, the Company sought protection by filing a voluntary petition for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. This petition was filed with the United States Bankruptcy Court, District of Colorado, and was assigned the file number 98-25542 RJB. The Company will continue to operate as a Debtor-in-Possession.


Seasonality:

While the Company still anticipates that its business will be seasonal, with approximately 40% of its sales occurring in the fourth quarter for the holiday season, it is expanding its product line into more business application tools and transitioning its sales into more OEM sales, in part to smooth out this holiday seasonality.


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


                      PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     On November 2, 1998, the Company filed a voluntary petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, file number 98-25542 RJB. The Company will continue to operate as a Debtor-in-Possession.

Item 2. Changes in Securities.      None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information.          None

Item 6. Exhibits and Reports on Form 8-K.

No report on Form 8-K was filed during the quarter ended September 30, 1998. However, on November 9, 1998, the Company filed a report on Form 8-K reporting in item 3 thereof that on November 2, 1998, the Company filed a for protection under of Chapter 11 of the Bankruptcy Code.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VOICE IT WORLDWIDE, INC.
                                      Registrant


Date:      11/18/98
                                      /s/ J. Fredrick Walters
                                      J. Fredrick Walters
                                      Chairman of the Board of Directors


Date:      11/18/98
                                     /s/   Mark A. Griffith
                                     Mark A. Griffith
                                     Chief Financial Officer
                                     Chief Accounting Officer