Form 10KSB
period 1998-12-31
VOICE IT WORLDWIDE INC
filed 1999-04-14
CIK 103657

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission File Number 0-7796


                            VOICE IT WORLDWIDE, INC.
                 (Name of small business issuer in its charter)

          Colorado                               83-0203787
(State or other jurisdiction of        (I.R.S. Employer Identifica-
incorporation or organization)                  tion Number)


 2643 Midpoint Drive, Suite A
    Fort Collins, Colorado                          80525
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number:  (970) 221-1705

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.10 Par Value
                          (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $7,317,479.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: As of March 29, 1999: $980,927*.

State the number of shares outstanding of each of the issuer's classes of common
equity,   as  of  the   latest   practicable   date:   $.10  Par  Value   Common
Stock--6,466,502 shares as of March 29, 1999.

Transitional Small Business Disclosure Format: Yes ___ No  X

* The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by executive officers, directors and greater than five percent shareholders) by $0.30, the closing price of the Registrant's common stock as of March 29, 1999, such date being within 60 days prior to the date of filing.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Voice It Worldwide, Inc. (the "Company") was founded in April 1993 to design, develop and market a line of portable electronic products which digitally record and store voice information on solid state memory.

The Company's first product, a 75-second credit-card sized personal note recorder, was introduced through The Sharper Image in November 1993 and into broad based retail distribution in office superstores, electronic specialty stores and other channels in 1994 and 1995. Due to the limitations of digital recording technology, memory chips and IC power management, the Company's early product line was characterized by low recording capacities. As technology has advanced, the recording capacity of the Company's personal note recorders has been increased substantially and important new features such as electronic file folders to organize notes and memos by category have been added.

With the advent of new audio digital signal processing, download, removable memory and other technologies, the Company has developed a new generation Mobile Dictation Recorder which it believes has significant potential in the large and growing voice recognition and professional transcription markets. This new recorder was introduced in the third quarter of 1998.

The new Mobile Dictation Recorder provides up to 75 minutes of internal voice storage and offers removable memory cards for additional recording and archiving capacity. The product includes Voice It Link, a PC-based software program, that enables compressed voice files to be transferred from the recorder to a PC through the serial port, allowing minutes of dictation to be transferred in seconds. Downloaded digital voice data can then be stored, manipulated and/or transferred through e-mail and other electronic means much like ASCII files.

Once downloaded, the voice files can be transcribed manually or automatically via voice recognition software. The PC-based Voice It Link software provides an on-screen window that runs on top of any word processing program, allowing manual transcription of the recorded voice data. Importantly, this new recorder also uses sampling and compression technology compatible with the mobile voice-to-text software systems marketed by Dragon Systems, Inc. and IBM. Once voice files are downloaded from the recorder to the PC, they can be automatically transcribed using these software programs.

The capabilities of the new Mobile Dictation Recorder provide the Company with an opportunity to enter significant new markets. During 1998, the Company had changed its business strategy to reduce its reliance on the retail market and to expand its business to original equipment manufacturers ("OEM") and vertical markets.

New Markets

Concurrent with advances in portable digital recording technology, a variety of technological developments and demographic trends have emerged which the Company believes will enhance the market for its Mobile Dictation Recorder.

o The PC Revolution. It is estimated that over 100 million personal computers are in use in the U.S. New penetration spurred by lower price points and a brisk replacement market fueled by faster and more powerful processors drive sales of about 30 million new PCs annually - half sold to business users, half to consumers for home use. Almost half of U.S. households now have a personal computer and doing work at home is the primary reason for consumer PC purchases.

o Voice Recognition. The development of faster, more powerful processors and expanded RAM capacity in desktop computers have made voice-to-text a reality for PC users. The first continuous voice-to-text software at consumer price points was launched in mid-1997 and voice-to-text is now one of the fastest growing software categories.

o Increasing Mobile Workforce. The era of downsizing and corporate cost cutting has resulted in explosive growth in the number of Americans working outside corporate office environments. In the ten years between 1988 and 1997, the number of telecommuter and home-office based employees grew from
     5.2 million to over 22 million. In the same period, self-employed home and mobile office workers have increased from 7.7 million to over 21 million. This creates a new market of over 43 million workers with limited secretarial support and extensive need for fast and cost efficient document creation and communication.

o The Internet Explosion. Previously the domain of computer wizards and academicians, the Internet has expanded to become a vast communications center where some 90 million people swap information daily. Companies and industries are increasingly recognizing the time and cost efficiencies of transferring information digitally through Internet, Intranet and Extranet networks that link geographically dispersed internal operation, customers and suppliers. Hard text and analog voice data once carried by slow and costly telecommunications can be transferred, in seconds, computer-to-computer in digital formats.

     The above trends combine to create both a ready market and significant new applications for the Company's Mobile Dictation Recorder. The Company has identified the following primary targets that have substantial synergies and overlap.

o The Professional Transcription Market. The U.S. market for transcription services and equipment, where free-form voice dictation is transcribed into electronic or hard copy text, is estimated by independent sources to be $9.0 billion annually. Primary users of transcription services are the healthcare industry ($6.6 billion), legal and court reporting ($1.0 billion) and smaller segments including law enforcement, insurance providers, real estate brokers, financial planners and others. This market is expected to grow 15% to 20% annually as the result of the increased use of electronic patient records to facilitate the management and sharing of patient records in an increasingly decentralized healthcare industry.

     In addition to the transcription services industry described above, many physicians, lawyers and other professionals hire internal personnel to type dictated reports. In a busy medical practice it is not uncommon for each doctor to have a full time transcriptionist on the payroll. This creates a significant cost center that is not, in the case of medical practices, reimbursable. The advent of voice-to-text programs with specific professional dictionaries from Dragon Systems, IBM and Lernout & Hauspie could dramatically reduce the cost of internal transcription in legal and medical offices. Rather than laborious and repetitive typing, fewer transcriptionists  will be  required  to  review  and  edit  electronically transcribed documents on an exception basis. There are over 400,000 physicians and surgeons in the U.S. and almost 500,000 attorneys. These markets hold significant unit sales potential for the Company's Mobile Dictation Recorder that interfaces with voice-to-text software programs.

     The market for dictating equipment is estimated by independent sources to approach $1.0 billion annually. Replacement sales, which currently represent 75% of the total market, are estimated to be approximately 1 million units annually. The Company believes that market share can be captured and unit growth can be accelerated due to the fact that digital recording provides this market with several important advantages. End users will have the flexibility of recording their reports while mobile, rather than sitting at dictation stations. Transfer of the voice recordings can be accomplished via low cost inter- or intra-net communications rather than costly telephone lines. Compressed digital files can be archived more easily than bulky tapes.

o The Voice Recognition Market. Voice-to-text software systems free PC users from their keyboards but not from sitting in front of the PC. The ability to dictate into a portable digital recorder and then download voice files to the PC for voice-to-text transcription represents a significant opportunity to meet the needs of increasingly mobile and decentralized business people.

     The first continuous voice recognition software was introduced into retail channels in July 1997. The market for voice recognition systems in professional, consumer and business applications is projected to grow to between $4.0 and $6.0 billion by the year 2001.

Business Strategy

To take advantage of the above trends the Company began implementing a new business strategy in 1998 designed to reduce its dependence on the retail market and expand its business in professional, vertical and voice recognition markets. In early 1998, the Company began exploring partnerships with voice-to-text market leaders to bring its products to market. Additionally, the Company pursued development of the vertical and professional transcription markets through a variety of tactics. These efforts resulted in revenue growth in the fourth quarter of 1998. Based on this initial success, the Company intends to continue to aggressively pursue its new strategy.

o Voice Recognition Software Partnerships. In June 1998, the Company entered into an agreement with Dragon Systems, Inc. ("Dragon"), the U.S. market share leader in voice recognition software, to introduce the first voice recognition package bundled with a portable recorder. The product is marketed under the Dragon brand name and distributed through the software departments of major office superstores, computer superstores, electronic specialty stores and other retail channels. Although the Company's contractual relationship with Dragon precludes bundling by the Company of its recorder with voice recognition software marketed by other companies, the Company continues to work with IBM and Lernout & Hauspie to make its products compatible with mobile versions of their software programs. Users of these software products provide a significant opportunity for sales of a stand-alone mobile recorder that can interface with the voice-to-text software.

o Vertical and Professional Transcription Markets. The Company believes that its significant expertise in the production of low cost hand-held recorders and its proprietary file protocols, which allow for customization of the voice files, will give the Company a substantial early and sustainable advantage in the vertical transcription market.

     The Company began marketing efforts to reach the valued added reseller ("VAR") and end-user markets in the fourth quarter of 1998. In November 1998, the Company introduced its recorder at COMDEX, the leading computer technology show in the U.S. This show generated leads from over 300 VARs, end-users and others. The Company also implemented a public relations program during the fourth quarter. This effort, combined with a similar program implemented by Dragon Systems for the bundled product, resulted in a variety of articles featuring the recorder in magazines and newspapers, including Business Week ("The Best Products of 1998"), Fortune, Forbes, U.S. News & World Report and The Wall Street Journal. The Company has secured distribution with three distributors serving the VAR market and is implementing beta-site programs with major end-users and transcription suppliers. These programs will be aggressively pursued and expanded in 1999.

Marketing and Sales

The Company's single largest customer is Dragon Systems, Inc. which accounted for $3,599,827 or 49.2% of net sales for the year ended December 31, 1998. Although the Company has developed and maintained a good relationship with Dragon Systems, Inc., the loss of Dragon Systems, Inc. as a customer or a significant reduction in its orders would have materially adverse effect on the Company.

In the U.S., the Company sells its Personal Note Recorders to a select number of high end and catalog retailers through a combination of direct sales and a small number of independent manufacturer representatives who are paid on a commission-only basis. The Company also markets these products in Canada and Europe through exclusive distributors in major countries.

The Mobile Dictation Recorder will be sold in the U.S. through a combination of OEM sales, electronics distributors, and VARs serving targeted end-users. The Company intends to employ a variety of tactics to generate awareness and demand for the product at each level of the supply chain. These programs include direct sales to OEMs and distributors, trade show exhibits, public relations, direct mail and trade advertising to VARs and targeted end-users. Internationally, the product will be sold through a network of exclusive distributors.

Manufacturing and Suppliers

The Company contract manufactures its products in the Far East utilizing firms that specialize in fully integrated, turnkey contract manufacturing of electronic products. These entities have expertise in chip-on-board technology, surface mount board assemblies, printed circuit boards and liquid crystal displays. The Company routinely second sources manufacturing assembly to assure supply. The Company takes an active role in quality assurance by selecting manufacturers who are ISO Certified and by employing on-site quality control personnel to conduct in-process and final inspections and release goods for shipment.

In order to protect key proprietary aspects of the product, the Company purchases certain component parts directly from third parties. In addition, the Company relies on its contract manufacturers to purchase critical components from third parties. Primary suppliers of chip technology used in the Company's products include Lucent Technologies, Toshiba, Samsung and Microchip.

Products are shipped in bulk from the contract manufacturer to the Company's warehouse in Fort Collins, Colorado or, in some cases, directly to customers in the U.S. and Europe, where final quality inspections are conducted and the products are packaged for sale.

Competition

Competition in the Company's target markets comes from both traditional tape recorders and transcription systems and newly introduced digital products from a variety of manufacturers. Many competitive companies are much larger than Voice It and have significantly greater resources.

At least five products are currently available that compete directly with the Company's Mobile Dictation Recorder in the voice-to-text and vertical transcription markets. These products are marketed by Sony, Olympus, Dictaphone and Norcom. The Company believes that its product provides important advantages over other digital recorders designed for PC interface and voice-to-text transcription and that it does so at much lower cost. Key advantages include two memory options (internal and removable cards), direct PC interface through the serial port, advanced compression technology, multiple transcription options and fully digital enrollment for greater voice-to-text accuracy. The suggested end user price of the Mobile Dictation Recorder is $199, significantly below competitive products which range in price from $299 to $679.

The Company's Mobile Dictation Recorder competes in vertical markets with dictation and transcription systems sold by companies such as Lanier and Dictaphone. The Company's products also compete with tape and low-end digital recorders sold through retail channels. Primary manufacturers of retail products include Sony, Olympus and Panasonic. Indirect competition includes a variety of computer peripherals designed for remote PC interface, some of which include a voice recording feature.

Patents and Trademarks

The Company seeks to protect its proprietary technologies through a combination of trade secrets, patents and copyrights. A patent application for Voice It products was filed with the U.S. Patent and Trademark Office in March 1993 and this application, as well as two continuations, are currently pending. Additional patents have been filed in 15 other countries. A separate application was filed in July 1996 and is currently pending. This latter application covers new art in the development of the Company's Voice Manager product. These patent applications do not appear to infringe on any currently issued patents in the U.S. and internationally.

The Company has been issued one U.S. patent, issued in August 1998, covering a voice recognition timekeeping device. Contained in the scope of this patent are speech recognition command and query functions for portable and tabletop clock products, using both speaker-independent and user-trainable voice recognition technologies.

The Company's proprietary software and firmware programs are maintained as trade secrets. The Company's brand name, Voice It(R), is a registered trademark in the United States and various other countries.

Employees

The Company currently employs nineteen persons, including its six executive officers. Management believes that it maintains good relationships with its employees. The Company's employees are not unionized.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's principal executive office is located at 2643 Midpoint Drive, Suite A, Fort Collins, Colorado 80525, and its telephone number is (970) 221-1705. The Company currently leases approximately 4,800 square feet of office and warehouse space at a monthly rental of approximately $4,500 expiring in February 2001. Management believes that its leased space is adequate.


ITEM 3.  LEGAL PROCEEDINGS.

On November 2, 1998, Voice It Worldwide, Inc. filed a petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, file number 98-25542 RJB. The Company continues its operations as a Debtor-in-Possession.

On March 2, 1999, the Company submitted its proposed Plan of Reorganization dated March 2, 1999 to the United States Bankruptcy Court. The Company intends to file its Disclosure Statement to accompany its Plan of Reorganization by April 21, 1999.

Except as set forth above, no material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending and no such proceedings are known by the Company to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company in connection with any matter involving the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                               PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Common Stock is traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol "MEMO." The Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "MEMO" until it was delisted effective April 8, 1998. For the past two fiscal years, the high and low closing bid prices of the Common Stock were as follows:

      FYE 1997 Quarter Ended:       High       Low

      March 31, 1997                $1.19      $0.69
      June 30, 1997                  0.91       0.47
      September 30, 1997             0.88       0.47
      December 31, 1997              2.31       0.88

      FYE 1998 Quarter Ended:       High       Low

      March 31, 1998                $1.38      $0.69
      June 30, 1998                  0.88       0.25
      September 30, 1998             1.06       0.31
      December 31, 1998              0.38       0.10

The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of March 31, 1999, there were approximately 2,200 record holders of the Common Stock.

(c) No dividends have been declared by the Company within the last two years and the Company does not presently intend to declare any dividends in the future.

(d) During the fiscal year ended December 31, 1998, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Overview

Voice It Worldwide, Inc. designs, develops and markets a line of portable electronic devices which digitally record, store and play voice information using solid state memory. The Company utilizes a broad range of silicon chip technology, including flash memory and digital voice compression integrated circuits, and combines these technologies with proprietary software which enables the Company to develop leading edge voice recorder products. The Company protects its proprietary technology through a combination of issued and pending patents, copyrights and trade secrets.

Until 1998, the Company's products were designed primarily for consumer use and sold through retail channels in the U.S., Canada and Europe. In 1998, the
Company began development of a Mobile Dictation Recorder designed for professional users and compatible with voice recognition software. The capabilities of the new Mobile Dictation Recorder provide the Company with an opportunity to enter significant new markets. During 1998, the Company changed its business strategy to reduce its reliance on the retail market and expand its business through OEM and vertical market sales. In June 1998, the Company entered into an agreement with Dragon Systems Inc., the leading voice recognition software marketer in the U.S., to supply Mobile Dictation Recorders for bundling with Dragon Systems voice recognition software. Shipments to this customer began in October 1998.

In early 1998, the Company lost distribution of its note recorder products in several important retail customers, resulting in a 31% decline in sales for the nine months ended September 30, 1998 versus the same period in 1997. The Company's failure to meet certain financial performance objectives resulted in the loss of its line of credit. Although the Company continued to invest in the development of the Mobile Dictation Recorder and had secured a substantial purchase order from Dragon Systems for this product, the loss of the line of credit, coupled with impending payments for interest and past due payables to suppliers, resulted in the Company filing a petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, on November 2, 1998.

The Company continues its operations as a Debtor-in-Possession ("DIP"). On March 2, 1999, the Company submitted its proposed Plan of Reorganization dated March 2, 1999 to the United States Bankruptcy Court. The Company intends to file its Disclosure Statement to accompany its Plan of Reorganization by April 21, 1999. The Company continues to meet its post-petition financial obligations through a combination of DIP loans from Management and cash flow from payments by the Company's primary customer. Additional receivables financing is being sought to assure continued production and shipments to customers.

Results of Operations:

The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                                               Years Ended December 31,
                                               ------------------------
                                                  1997         1998
                                               ---------    -----------

           Net Sales                             100.0%         100.0%
           Cost of Goods Sold                     57.4           63.3
           Cost of obsolete goods &
            related charges                        0.0           16.7
                                               ---------    -----------
                Gross Margins                     42.6           20.0
           Operating Expenses
                Administrative                    16.4           19.6
                Selling and Marketing             31.0           25.1
                Research and Development          12.1           20.7
                                               ---------    -----------
           Total operating expenses               59.5           65.4
                                               ---------    -----------

           Operating (loss)                      (16.9)         (45.4)
           Other income, net                      (4.4)          (3.7)
           Net (loss) before income tax benefit  (21.3)         (49.1)
                                               ---------    -----------
           Income tax benefit                      0.0            0.0
                                               ---------    -----------
           Net (loss)                            (21.3)%        (49.1)%
                                               =========    ===========



Year ended December 31, 1998 Compared to Year ended December 31, 1997

Sales for the year ended December 31, 1998 decreased 3.5% to $7,317,479 from $7,584,379 for the year ended December 31, 1997. Sales of the Company's note recorder products sold through retail channels declined by approximately $4.0 million as a result of the loss of distribution in several important customers in the U.S., Canada and Europe. The loss of this business was largely offset by U.S. sales of the new Mobile Dictation Recorder designed for vertical and transcription markets. This product began shipping in October 1998 and resulted in $3,740,877 in sales during third and fourth quarters. Of this, shipments to Dragon Systems represented $3,599,827 or 96.2%.

Cost of sales for the twelve months ended December 31, 1998 increased $277,843 to $4,630,105 or 63.3% of net sales from $4,352,262 or 57.4% of net sales in 1997. The increase is the result of the shift in product mix toward the Mobile Dictation Recorder which is sold at lower margins as an OEM product to Dragon Systems. Cost of sales in the fourth quarter 1998 was 70.4% of net sales largely due to shipments to Dragon Systems. Management believes that margins will improve in 1999 due to declines in the cost of flash memory, more efficient production and increased sales of the Mobile Dictation Recorder to distributors and professional customers at higher margins.

In 1998, the Company changed its business strategy to focus on Mobile Dictation Recorders designed for OEM and vertical markets. As a result of this change in strategy and the decline in retail distribution, the Company discontinued production of six of its nine note recorder products sold through retail channels. Additionally, the Company was unable to market the Voice Commander voice recognition software, a product licensed from Applied Voice Recognition, Inc., due to technical problems with the software. The Company had prepaid, in 1997, the purchase of 10,000 licenses through the issuance of common stock to Applied Voice Recognition Inc. In anticipation of the disposal of raw materials, packaging and non-saleable returned goods inventories resulting from the discontinuation of the note recorder products and the write off of prepaid licenses for the Voice Commander software, the Company reserved $1,221,050 in the fourth quarter of 1998.

Administrative expenses increased $190,113 to $1,435,424 in 1998 from $1,245,311 in 1997. The increase is primarily due to an increase in warranty reserves, the write off of capitalized tooling associated with discontinued note recorder models and increased legal, accounting and banking expenses resulting from the Chapter 11 Bankruptcy filing. As a percent of net sales, administrative expenses increased to 19.6% in 1998 from 16.4% in 1997.

Sales and marketing expenses for the year ended December 31, 1998 decreased by $509,391 to $1,838,221 from $2,347,612 in 1997. The decrease is due, in part, to the decrease of variable expenses, such as coop and sales commissions, related to the decrease in retail sales of note recorder products. As a result of the change in business strategy, lower retail sales and reduced distribution, the Company eliminated consumer advertising during the second half of 1998. A restructuring of retail marketing and sales management also resulted in a reduction of salaries, travel and other employee related expenses. As a percent of net sales, sales and marketing expenses declined to 25.1% in 1998 from 31% in 1997.

Research and development costs increased by $597,395 to $1,517,783 in 1998 from $920,388 in 1997. The majority of this increase is the result of a $493,148 write off of capitalized product software development expense associated with discontinued and declining retail products. In 1999, the Company intends to adopt a more conservative approach and will amortize software development costs over a shorter period of time. As a percent of net sales, research and development expenses increased to 20.7% in 1998 from 12.1% in 1997.

The operating loss for the year ended December 31, 1998 was $3,325,104 compared with an operating loss of $1,281,194 in 1997. Non-cash related reserves and charges to operations relating to discontinued products comprised approximately $1.8 million of the 1998 loss. Reduced sales during the first three quarters of the year, higher cost of sales during the fourth quarter and increased bad debt reserves also contributed significantly. Management believes that higher sales levels resulting from OEM and vertical markets, combined with expense controls and product cost reductions, will result in improved earnings performance in 1999.

Other income (expense) for the year ended December 31, 1998 consisted primarily of interest expense on borrowed funds as well as amortizing a portion of the deferred loan costs associated with the $2.4 million convertible debt. Net loss for the year ended December 31, 1998 was $3,598,958 or $0.56 per share compared with the net loss for the same period in 1997 of $1,616,385 or $0.32 per share.


Quarterly Operating Results

The following tables set forth certain statements of operations data for each of the Company's last four quarters. The information for each of these quarters is unaudited but includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary to present fairly this information. This information was not reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.


                                        1998 Quarters Ended

                              March 31      June 30      September 30     December 31,
                            ------------  -----------    ------------     ------------
                             $000     %    $000    %      $000    %        $000     %
                            ------  ----  ------ ----    ------  ----     ------ -----

 Sales-Net                   1,258   100    894   100      651    100      4,515   100
 Gross profit before
  obsolete charge to
  operations                   629    50    444    50      278     43      1,337    30
 Operating expenses before
  write down of capitalized
  R&D expenses               1,122    89  1,191   133      755    116      1,230    27
 Operating profit before
  non-cash charges to
  operations                  (493)  (39)  (748)  (84)    (477)   (73)       107     2
 Obsolete goods non-cash
  charge to operations          -      -      -     -        -      -     (1,221)  (27)
 Write off of capitalized
  R&D expenses                  -      -      -     -        -      -       (493)  (11)
 Net operating income
  (loss)                      (493)  (39)  (748)  (84)    (477)   (73)    (1,607)  (36)


Liquidity and Capital Resources

At December 31, 1998 the Company had cash and cash equivalents of $222,339. The Company had a working capital deficit, at December 31, 1998, of 2,050,393.

Cash used by the Company for operations during the year ended December 31, 1998 was $185,764. The primary component of this use of cash during the period was the Company's net loss of $3.6 million, which was off-set by non-cash items including (1) depreciation and amortization of $298,687, (2) reserves of $1,221,050 for obsolete inventory and related items, (3) write off of $493,148 for product software development costs, (4) an increase of $278,837 in reserves for discounts and bad debts and (5) a $42,983 loss on disposition of tooling assets. Uses of operating cash included a decrease in inventories of $941,099 and lower accrued liabilities of $15,616. Additional uses of cash included investing activities of $29,989 for tooling, property and equipment and $8,874 for other assets.

Additional sources of operating cash were the decrease in receivables and prepaid expenses of $332,947 and $145,011, respectively, the increase of accounts payable of $1,491,808 and deferred revenue of $65,438. Cash provided by financing activities include borrowing of DIP funds from management totaling
$260,000, which was offset by payments on the Company's line of credit of $680,276.

Seasonality

The Company's business has traditionally skewed toward the fourth quarter. In 1998, 61% of sales occurred in the fourth quarter. This is primarily the result of the introduction of a new model during that period and first shipments to the primary OEM customer for the model. The Company anticipates that its business will become less seasonal. Although the Company's primary OEM customer uses the product in a retail product for which sales are skewed toward the second and fourth quarters due to gift giving, sales to professional and vertical markets are not expected to exhibit a heavy seasonal skew.

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

In 1998, sales to customers outside the U.S. represented 18% of the Company's total net sales. In most countries the Company sets its sales prices in U.S. dollars so that any variance is for the purchaser's account. However, if the exchange rate fluctuates between these other currencies and the U.S. dollar, it may have an adverse effect on the Company's sales.

Inflation

Management believes that inflation has not and will not have a significant impact on its business.


Year 2000 Compliance

The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software and hardware, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed on time, the Year 2000 problem may have a material impact on the operations of the Company. The Company has not yet determined the impact, if any, that Year 2000 issues may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary.

The microprocessors used in the Company's products operate on a 99-year Julian calendar. Thus, there will be no operational issues with these products related to the year 2000 issue.

ITEM 7.  FINANCIAL STATEMENTS.



                       VOICE IT WORLDWIDE, INC.



                           Table of Contents


Independent Auditors' Report......................................F - 1

Financial Statements

     Balance Sheets...............................................F - 2

     Statements of Operations.....................................F - 3

     Statements of Stockholders' Equity...........................F - 4

     Statements of Cash Flows.....................................F - 5

Notes to Financial Statements.....................................F - 6

                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Voice It Worldwide, Inc.
Fort Collins, Colorado


We have audited the balance sheets of Voice It Worldwide, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice It Worldwide Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced continued losses in 1997 and 1998 and filed a voluntary petition for relief under Chapter 11 of the U.S.
Bankruptcy Code on November 2, 1998. Based on the Chapter 11 filing, the continued losses and the stockholders' deficit of $1,584,092, substantial doubt exists about the Company's ability to continue as a going concern. The plan for reorganization was filed by the Company on March 2, 1999 and has yet to be approved by the court. The accompanying financial statements do not include adjustments relating to the amounts and classifications of liabilities that may be compromised under the Chapter 11 relief.




                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
March 12, 1999
Denver, Colorado

                       VOICE IT WORLDWIDE, INC.

                            Balance Sheets


                                                                          December 31,
                                                                  -----------------------------
                                                                      1997             1998
                                                                  -----------      ------------

                                     Assets
Current assets
  Cash and cash equivalents .................................     $   867,242      $   222,339
  Accounts receivable, net of allowance of
   $110,256 (1997) and $389,093 (1998) (Note 5) .............       2,814,035        2,388,152
  Other receivables .........................................         251,087           65,186
  Inventories (Notes 4 and 5) ...............................       1,789,347        1,509,396
  Prepaid expenses and other current assets .................         337,575          192,564
                                                                  -----------      -----------
      Total current assets ..................................       6,059,286        4,377,637

Tooling, furniture and equipment, net of
  accumulated depreciation (Notes 4 and 5) ..................         429,758          195,819

Other assets, net of accumulated amortization
 (Notes 4 and 5) ............................................         832,499          270,482
                                                                  -----------      -----------

Total assets ................................................     $ 7,321,543      $ 4,843,938
                                                                  ===========      ===========

               Liabilities and Stockholders' Equity (Deficit)

Prepetition liabilities secured
  Line-of-credit ............................................     $   768,517      $    88,240

Prepetition liabilities subject to compromise
  Accounts payable ..........................................       1,799,466        1,917,828
  Accrued expenses ..........................................         288,694             --
  Notes payable (Note 5) ....................................       2,450,000        2,450,000
                                                                  -----------      -----------
                                                                    4,538,160        4,367,828
Post petition liabilities
  Accounts payable ..........................................            --          1,373,446
  Accrued expenses ..........................................            --            273,078
  Customer deposits .........................................            --             65,438
  Debtor in possession notes (Note 5) .......................            --            260,000
                                                                  -----------      -----------
                                                                         --          1,971,962
Commitments (Notes 3, 7 and 10)

Stockholders' equity (deficit) (Note 8)
  Preferred stock; $.10 par value; 10,000,000
   shares authorized; 0 shares issued and
   outstanding ..............................................            --               --
  Common stock; $.10 par value; 20,000,000
   shares authorized; 6,466,502 shares issued
   and outstanding ..........................................         646,650          646,650
  Additional paid in capital ................................       6,720,140        6,720,140
  Accumulated deficit .......................................      (5,351,924)      (8,950,882)
                                                                  -----------      -----------
                                                                    2,014,866       (1,584,092)

Total liabilities and stockholders' equity
 (deficit) ..................................................     $ 7,321,543      $ 4,843,938
                                                                  ===========      ===========


                       See notes to financial statements.

                            VOICE IT WORLDWIDE, INC.

                            Statements of Operations

                                                         Years Ended
                                                         December 31,
                                                ----------------------------
                                                   1997             1998
                                                -----------      -----------


Net sales .................................     $ 7,584,379      $ 7,317,479
Cost of sales .............................      (4,352,262)      (4,630,105)
Provision for obsolete goods and
 related charges ..........................            --         (1,221,050)
                                                -----------      -----------
Gross profit ..............................       3,232,117        1,466,324
                                                -----------      -----------

Operating expenses
  Administrative and general ..............       1,245,311        1,435,424
  Selling and marketing ...................       2,347,612        1,838,221
  Research and development ................         920,388        1,517,783
                                                -----------      -----------
     Total operating expenses .............       4,513,311        4,791,428
                                                -----------      -----------

Operating loss ............................      (1,281,194)      (3,325,104)

Other income (expense)
  Interest expense ........................        (340,528)        (284,424)
  Interest income .........................           5,337           10,570
                                                -----------      -----------
     Net other expense ....................        (335,191)        (273,854)
                                                -----------      -----------

Net loss ..................................     $(1,616,385)     $(3,598,958)
                                                ===========      ===========


Basic and diluted net loss per common share     $      (.32)     $      (.56)
                                                ===========      ===========

Weighted average number of shares
 outstanding - basic and diluted ..........       5,062,537        6,466,502
                                                ===========      ===========

                       See notes to financial statements.

                            VOICE IT WORLDWIDE, INC.

                       Statements of Stockholders' Equity
                     Years Ended December 31, 1997 and 1998



                                       Common Stock              Additional
                                  -------------------------       Paid-in       Accumulated
                                   Shares         Amount          Capital         Deficit           Total
                                  ---------     -----------     -----------     ------------     -----------
Balance - December 31, 1996       5,054,802     $   505,480     $ 5,364,910     $(3,735,539)     $ 2,134,851

Issuance of common stock
 pursuant to exercise of
 stock warrants at $1.06
 per share (Note 8) .......         940,000          94,000         902,400            --            996,400

Sale of common stock at
 $1.06 per share (Note 8) .         471,700          47,170         452,830            --            500,000

Net loss ..................            --              --              --        (1,616,385)      (1,616,385)
---------------------------     -----------     -----------     -----------     -----------      -----------


Balance - December 31, 1997       6,466,502         646,650       6,720,140      (5,351,924)       2,014,866

Net loss ..................            --              --              --        (3,598,958)      (3,598,958)
                                -----------     -----------     -----------     -----------      -----------


Balance - December 31, 1998       6,466,502     $   646,650     $ 6,720,140     $(8,950,882)     $(1,584,092)
                                ===========     ===========     ===========     ===========      ===========



                       See notes to financial statements.

                            VOICE IT WORLDWIDE, INC.

                            Statements of Cash Flows


                                                            Years Ended
                                                            December 31,
                                                    -----------------------------
                                                       1997              1998
                                                    -----------      ------------


Cash flows from operating activities
 Net loss .....................................     $(1,616,385)     $(3,598,958)
                                                    -----------      -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Provision for obsolete inventory and
   related items ..............................            --          1,221,050
  Write off of product software development
   costs ......................................            --            493,148
  Allowance for discounts and bad debts .......         (16,291)         278,837
  Depreciation and amortization ...............         423,924          298,687
  Loss on disposition of fixed assets .........            --             42,983
  Changes in current assets and liabilities
   Receivables ................................         231,829          332,947
   Prepaid expenses ...........................         (92,740)         145,011
   Inventories ................................         781,285         (941,099)
   Accounts payable - pre petition and post
    petition ..................................        (443,960)       1,491,808
   Accrued liabilities - pre petition
    and post petition .........................        (157,806)         (15,616)
   Customer deposits ..........................            --             65,438
                                                    -----------      -----------
                                                        726,241        3,413,194
      Net cash used in operating activities ...        (890,144)        (185,764)
                                                    -----------      -----------

Cash flows from investing activities
  Other assets ................................        (382,604)          (8,874)
  Acquisition of tooling, furniture and
   equipment ..................................        (243,619)         (29,989)
                                                    -----------      -----------
      Net cash used in investing activities ...        (626,223)         (38,863)
                                                    -----------      -----------

Cash flows from financing activities
  Borrowings (payments) on line of credit - net         501,795         (680,276)
  Proceeds from related party notes ...........            --            260,000
  Proceeds from issuance of stock, net ........         300,000             --
  Proceeds from exercise of common stock
   warrants ...................................         996,400             --
                                                    -----------      -----------
      Net cash provided by (used in)
       financing activities ...................       1,798,195         (420,276)
                                                    -----------      -----------

Net increase (decrease) in cash and cash
 equivalents ..................................         281,828         (644,903)

Cash and cash equivalents - beginning of year .         585,414          867,242
                                                    -----------      -----------

Cash and cash equivalents - end of year .......     $   867,242      $   222,339
                                                    ===========      ===========

Supplemental disclosure of cash flow information
     Cash paid during the year for  interest  was  $406,040  (1997) and $197,711
     (1998).

Non-cash investing and financing activities
     During 1997, $200,000 of the $500,000 value of stock issued (Note 8) was recorded as prepaid licensing fees (Note 7). There were no non-cash investing or financing transactions for 1998.


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

Marketable Securities

The Company classifies its marketable securities available-for-sale.

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized.

Realized gains and losses for securities classified as available-for-sale are recognized in earnings upon sale or redemption at maturity. The specific identification method is used to determine the cost of securities sold. Discounts or premiums are accreted or amortized using the level-interest-yield method to the earlier of the call date or maturity of the related held-to-maturity security.

Tooling, Furniture and Equipment

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

Product Software Development Costs

The Company capitalizes product software development costs when product technological feasibility is established and concluding when the product is ready for sale. Software development costs are amortized on the straight-line method over an expected useful life of three years. During 1998, the Company wrote off all capitalized software due to the large decrease in the number and types of products being marketed for future sales (Note 4).

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 1998, the Company determined no impairment was needed other than the write-off of the capitalized software (Note 3).

Deferred Loan Costs

Deferred loan costs are amortized over the life of the convertible debenture.

Patent Costs

Patent costs are those costs related to filing for patents. These costs are amortized on a straight-line basis over the estimated useful lives not to exceed seventeen years.

Loss Per Common Share - Basic and Diluted

Basic loss per common share is computed using the weighted average number of shares outstanding. Diluted loss per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, only if their effect is dilutive. Options and warrants to purchase a total of approximately 720,000 and 505,000 shares of common stock in 1997 and 1998, respectively, were not included in the computation of diluted loss per common share because their effect would be antidilutive.

Advertising

All advertising costs are expensed as incurred.

Warranty

Estimated warranty costs are accrued at the time of sale.

Concentration of Credit Risks

Financial  instruments that potentially  subject the Company to concentration of
credit  risk  consist   primarily  of  temporary  cash   investments  and  trade
receivables.

The Company places its cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1998 exceeded that amount by approximately $2,300.

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

For the year ended December 31, 1997, the Company's top five customers together represented 44% of sales.

For the year ended December 31, 1998, two customers, Dragon Systems, Inc. ("Dragon") and Office Depot individually represented 49% and 13% of sales, respectively.

Translation of Foreign Currencies

For non-U.S. operations, the U.S. dollar is the functional currency and substantially all of the Company's transactions are contracted in U.S. dollars. However, those transactions that are contracted in a foreign currency are translated into U.S. dollars at current rates. Exchange gains and losses arising from currency translations are included in current income. For the years ended December 31, 1997 and 1998, approximately $310 and $18,240 of foreign currency translation losses and $50 and $0 of foreign currency translation gains, respectively, were included in computing the net loss. No adjustment is deemed necessary for future gains or losses from foreign conversions as such an adjustment would be immaterial.

Reclassifications

Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Pronouncements

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supersedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes new standards by which derivative financial instruments must be recognized in any entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement 133 also unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a company document, designate and assess the effectiveness of its hedges. Statement 133 is required to be adopted by the Company in 2000. Management, however, does not expect the impact from this statement to have a material impact on the financial statement presentation, financial position or results of operations.

The Company has not determined what additional disclosures, if any, may be required by the provisions of Statements 132 and 133 but does not expect adoption of these statements to have a material effect on its results of operations.

Fair Value of Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, receivable, accounts payable, and accrued expenses approximated fair value as of December 31, 1998 because of the relatively short maturity of these instruments.

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


Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 1998, the Company continued to suffer recurring losses from operations in excess of $3,300,000, resulting in an accumulated deficit of approximately $8,951,000 and a stockholders' deficit of approximately $1,584,000.

In November 1998, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Company filed its plan of reorganization in March 1999 and believes it will be successful. As such, the accompanying financial statements have been presented on a going concern basis and do not include adjustments necessary to reflect the amounts at which liabilities will be satisfied.


Note 3 - Marketable Securities

As of December 31, 1998, the cost, gross unrealized gains and losses, and market value of marketable securities (Note 4) are as follows:

The Company owns 206,400 shares of USA Talks.com, Inc. ("USAT") which were originally acquired for $50,000. USAT's shares trade on the over-the-counter Bulletin Board and have had limited trading activity. As such, the Company has continued to value their investment at their original cost rather than market.

For the year ended December 31, 1998, there were no realized gains or losses or any sales proceeds.

Note 4 - Selected Balance Sheet Information
                                                      December 31,
                                              ----------------------------
                                                  1997             1998
                                              -----------      -----------

Inventories
 Raw materials ..........................     $ 1,150,884      $   998,787
 Finished goods .........................         922,882        1,596,996
                                              -----------      -----------
                                                2,073,766        2,595,783
 Less reserve for obsolescence ..........        (284,419)      (1,086,387)
                                              -----------      -----------

                                              $ 1,789,347      $ 1,509,396
                                              ===========      ===========

Tooling, furniture and equipment
 Office furniture and equipment .........     $   247,072      $   258,361
 Tooling and manufacturing equipment ....         679,122          243,556
                                              -----------      -----------
                                                  926,194          501,917
 Less accumulated depreciation ..........        (496,436)        (306,098)
                                              -----------      -----------

                                              $   429,758      $   195,819
                                              ===========      ===========

Other assets
 Deferred loan costs - net of accumulated
  amortization of $52,999 (1997) and
  $21,200 (1998) ........................     $   130,394      $   109,194
  Product software development costs,
   written off in 1998 ..................         493,148             --
  Patent costs - net of accumulated
   amortization of $120,846 (1997) and
   $177,388 (1998) ......................         158,957          111,288
  Marketable securities - available for
   sale (Note 3) ........................          50,000           50,000
                                              -----------      -----------

                                              $   832,499      $   270,482
                                              ===========      ===========

Accrued liabilities
  Vacation ..............................     $    40,608      $    39,858
  Advertising ...........................         101,489           86,187
  Warranty ..............................          38,694          127,780
  Commissions ...........................         101,738            2,982
  Interest payable ......................            --              5,749
  Other .................................           6,165           10,522
                                              -----------      -----------

                                              $   288,694      $   273,078
                                              ===========      ===========

Note 5 - Line-of-Credit and Long-Term Debt

Prepetition - Secured
                                                          December 31,
                                                   -----------------------
                                                       1997        1998
                                                   -----------   ---------

$100,000  line-of-credit to financial
 institution,  interest at prime rate
 plus   2.5%,  totaling   10.25%   at
 December 31, 1998.  Principal is due
 March 31, 2000.  Borrowings      are
 collateralized  by  all  receivables,
 inventory,    investment   property,
 equipment  and  general intangibles.
 Pursuant to the filing of Chapter 11
 reorganization,  a cash   collateral
 agreement was signed by both parties
 agreeing to monthly interest payments
 on the balance outstanding   at   the
 date of filing,  or $2,500, whichever
 is greater.                                         $768,517      $ 88,240

Prepetition Liabilities Subject to
 Compromise

8%  convertible   debenture,  interest
 payable monthly, convertible into one
 share of  common stock  for each $.95
 of principal (Note 8).  Principal due
 November 1, 2002.  Monthly  principal
 redemption of one percent of the then
 outstanding  balance was to  begin in
 November 1998.   As  of  December 31,
 1998, no payments had  been  made  on
 the principal balance.                            2,450,000     2,450,000

Postpetition - Unsecured

Debtor  in   possession  note  payable
 to  an individual. Interest   accrued
 at a rate of 10% per  annum  and   is
 payable  at  maturity on May 12, 1999.                -            75,000

Debtor in possession note  payable  to
 an individual.  Interest accrued at a
 rate of 10% per annum and is  payable
 at  maturity  on May 24, 1999.                        -            30,000

Debtor  in   possession   note  payable
 to  an  individual.  Interest  accrued
 at a rate of 10%  per  annum  and   is
 payable  at  maturity  on May 16, 1999.               -            75,000

Note 4 - Line-of-Credit and Long-Term Debt

Postpetition - Unsecured (continued)
                                                         December 31,
                                                   -----------------------
                                                      1997          1998
                                                   -----------   ---------

Debtor  in   possession   note   payable  to  an
 individual.  Interest  accrued at a rate of 10%
 per annum and is payable at  maturity  which is
 callable by lender.                                     -         30,000

Debtor  in   possession   note   payable  to  an
 individual.  Interest  accrued at a rate of 10%
 per annum   and is   payable  at   maturity  on
 May 16, 1999                                            -         50,000
                                                    --------      --------
                                                  3,218,517     2,798,240
Less current portion                                (48,755)     (581,573)
                                                    --------      --------

Total long-term debt                             $3,169,762    $2,216,667
                                                 ==========    ==========

Required annual principal payments are:

      Years Ended December 31,

             1999                                   $581,573
             2000                                    506,541
             2001                                    214,347
             2002                                  1,672,259
             2003                                        -
                                                   ---------

                                                  $2,974,720
                                                  ==========

Note 6 - Income Taxes

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

The differences between the federal income tax rate and the effective income tax rate as reflected in the accompanying statements of operations are:

                                                          Year Ended
                                                         December 31,
                                                   ------------------------
                                                      1997           1998
                                                   -----------   ----------


Statutory federal income tax rate (benefit)             (34.0)%       (34.0)%
Valuation allowance for net operating loss               34.0          34.0
                                                       ------        ------

Effective tax rate                                        - %           - %
                                                       ======        ======

The deferred income tax asset/liability results primarily from deferral for tax purposes of differences in reporting certain expenses from limited partnerships for tax and financial reporting purposes, differing basis in assets and liabilities for tax and financial reporting purposes and the recognition of tax net operating loss carryforwards, and is composed of the following:

                                                         December 31,
                                                   ------------------------
                                                      1997           1998
                                                   -----------   ----------


      Total deferred current tax asset              $1,845,882    $3,075,160
      Total deferred tax liability                     (24,691)      (34,099)
      Valuation allowance                           (1,821,191)   (3,041,061)
                                                    ----------    ----------

                                                    $       -     $       -
                                                    ==========    ==========

For federal and state income tax purposes, the Company has net operating loss carryforwards of approximately $9,400,000 which substantially expire in fiscal years 2008 through 2012 and general business credits of $46,791 which expire in fiscal year 2009. The net operating loss carryforwards and other credits generated a deferred tax asset which has been fully reserved for due to a lack of profitable operating history.


Note 7 - Commitments

Leases

The Company has an operating lease for its office and warehouse location and office equipment which expire from August 4, 2000 to March 1, 2001. Total rent expense under these leases was $64,060 and $78,788 in 1997 and 1998, respectively.

Leases (continued)

Required minimum lease payments are as follows:

               1999                                 $ 55,476
               2000                                   45,979
               2001                                       -
               2002                                       -
               2003                                       -
               Thereafter                                 -
                                                    ---------

                                                    $101,455
                                                    =========

As of December 31, 1998, none of the leases had been rejected or affirmed in connection with the Chapter 11 filing in November 1998.

Retirement Plan

The Company has a 401(k) plan that covers all employees who are twenty years of age and older, and have completed six months of service. Employees can contribute up to 15% of their eligible compensation to the plan. The Company does not contribute a matching contribution and as such this plan does not create an obligation for the Company.

Joint Product Development Agreement

In 1997, the Company entered into a Joint Product Development Agreement with Applied Voice Recognition, Inc.'s (AVRI) which was to integrate the Voice It
Digital Recorder hand held unit with voice-to-text software, called Voice Commander, supplied by AVRI. The Company entered into a purchase commitment related to this agreement for the licensing rights to sell the voice-to-text software. For the year ending December 31, 1998, the Company had to purchase 50,000 licenses at $20 per license. The Company had prepaid the purchase of 10,000 licenses through the issuance of common stock (Note 8).

During 1998, the Company was unable to market the Voice Commander voice recognition software due to technical problems with the software. As such, no additional licenses have been purchased and the prepaid licenses amount was written off.

Note 8 - Stockholders' Equity

Stock Issuances

During the year ended December 31, 1997, the Company issued 471,700 shares of common stock at $1.06 per share. The Company received $300,000 in cash and the remaining value was recorded as a prepaid related to an agreement that was effective December 31, 1997 (Note 7).

Convertible Debenture

The Company has issued a $2,450,000 convertible debenture (Note 5). This debenture is convertible into the Company's common stock at a rate of $.95 of principal for each share of common stock. Monthly principal redemption of one percent of the then outstanding balance was to begin in November 1998. As of December 31, 1998, no payments had been made on the principal balance. The Company intends to reject this convertible debenture as part of its proposed plan of reorgnization pursuant to Chapter 11 of the Bankruptcy Code. However, no assurances can be made that the Company's Plan will be accepted. As such, no adjustments have been made to reflect their intentions.

Stock Options and Warrants

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

Stock Options and Warrants (continued)

Pursuant to an employment agreement with an officer, the Company issued 40,000 Warrants to acquire common stock. Each warrant entitles the holder to purchase one share of the Company's unregistered common stock at an exercise price of $1.06 per share. 20,000 of these Warrants expired on December 31, 1997, the remaining 20,000 can be exercised at any time prior to their expiration in December, 1999.

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

Pursuant to its proposed Chapter 11 Plan of Reorganization (Note 2), the Company intends to reject all previously issued and outstanding options granted. However, no assurances can be made that the Company's Plan will be accepted. As such, no adjustments have been made to reflect their intentions.


The following is a summary of options and warrants granted:

                                                               Exercise Price
                                      Options      Warrants      Per Share
                                   -----------   ----------- -----------------


Outstanding December 31, 1996         619,943     1,038,131        1.06-3.00
   Options granted                     25,000            -            1.0625
   Warrants exercised                      -       (940,000)          1.0625
   Warrants expired                        -        (20,000)          1.0625
   Options expired                     (3,000)           -            1.6875
                                   ----------    ----------   --------------

Outstanding December 31, 1997         641,943        78,131        1.06-3.00
   Options granted                     80,000            -        .3125-.437
   Options canceled                  (295,500)           -         1.06-2.75
   Options expired                         -             -        .3125-.300
   Warrants exercised                      -             -         1.06-2.75
   Warrants expired                        -             -         1.06-2.75
                                   ----------    ----------   ---------------

Outstanding December 31, 1998         426,443        78,131       .3125-3.00
                                   ==========    ==========   ===============

Stock Options and Warrants (continued)

The Company has the following stock options and warrants outstanding at December 31, 1998:

                                                         Currently Exercisable
   Options       Warrants   Exercise    Expiration      -----------------------
 Outstanding   Outstanding    Price       Date            Options    Warrants
 ------------  ----------   ----------  ------------    ----------  -----------

         -         38,131   $     1.06    June 1999            -        38,131
     60,243            -          1.56  December 1999      60,243           -
     84,000            -          2.00  January 1999       84,000           -
     15,000            -          2.20    September        15,000           -
                                            1999
     46,700            -          2.20  December 1999      46,700           -
      5,000            -          2.20  December 1999       5,000           -
     20,000            -          2.75   April 2000        20,000           -
      6,500            -          3.00    July 2000         6,500           -
     45,000            -          1.75  February 2001      33,333           -
     24,000            -          1.69    July 2001        18,166           -
     40,000            -          1.75  February 2001      40,000           -
     20,000            -           .31    June 2003            -            -
     10,000            -           .44   August 2003           -            -
     50,000            -           .44   August 2003           -            -
         -         20,000         1.06  December 1999          -        20,000
         -         20,000         2.75    May 2000             -        20,000
 ----------     ---------   ----------                  ---------   ----------

    426,443        78,131   $     1.74                    328,942       78,131
 ==========     =========   ==========                  =========   ==========

The weighted average exercise price is $1.63. The weighted average remaining contractual life is 20.4 months.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options and warrants granted.

Stock Options and Warrants (continued)

Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                          Years Ended
                                                          December 31,
                                                    -------------------------
                                                        1997         1998
                                                    -----------   -----------


      Net loss - as reported                        $(1,616,385)  $(3,598,958)
      Net loss - pro forma                          $(1,641,342)  $(3,618,441)
      Loss per share - as reported                  $      (.32)  $      (.56)
      Loss per share - pro forma                    $      (.32)  $      (.56)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 112.8%; discount rate of 5.5%; and expected lives of up to 2 years.


Note 9 - Geographic Segment Information

Operating results and other financial data are presented for the principal geographic areas that the Company operates within for the years ended December 31, 1997 and 1998. Total revenue by geographic area includes sales to distributors or individuals within that specific geographic area. There are not significant transfers between geographic areas. Operating income (loss) does not include either other income (expense) items or income taxes. U.S. operating income is net of corporate expenses. Corporate operating loss includes operating expenses not directly related to a specific geographic area, including administrative and general, as well as research and development expenses. Identifiable assets by geographic area are those assets used in Company operations directly in that geographic area, which consist primarily of office equipment and inventory. Corporate assets are principally cash, miscellaneous receivables, prepaid expenses and other assets.



                                         Europe/                 Corporate
                            United       Middle                     and
                            States        East        Other        Other       Consolidated
                           ----------  ----------   ---------   -----------    ------------

December 31, 1997:

Net sales to unaffiliated
 customers                 $4,516,853   $2,513,725   $553,801    $    -         $ 7,584,379

Operating profit (loss)    $  456,778   $  372,113   $151,397    $(2,261,482)   $(1,281,194)

Identifiable assets        $2,464,529   $1,094,605   $ 87,571    $ 3,674,838    $ 7,321,543



                                         Europe/                 Corporate
                            United       Middle                     and
                            States        East        Other        Other       Consolidated
                           ----------  ----------   ---------   -----------    ------------



December 31, 1998:

Net sales to unaffiliated
 customers                  $6,031,038  $1,083,224  $203,217        $    -      $ 7,317,479

Operating profit (loss)     $1,337,376  $  384,489  $ 38,482        $(4,996,166)$(3,235,819)

Identifiable assets         $2,981,814  $  300,913  $ 35,213        $ 1,568,983 $ 4,886,923




Note 10 - Letters-of-Credit

The Company finances the purchase of their raw materials through the assignment of letters-of-credit issued by their largest customer, Dragon. Dragon issues letters-of-credit to the Company who in turn assign the letters-of-credit to their vendors to prepay the purchase of raw materials used in their turnkey manufacturing process. As of December 31, 1998, there were no unassigned letters-of-credit.


Note 11 - Related Party Transactions

The Company holds various debtor in possession ("DIP") notes payable to members of the Board of Directors. As of December 31, 1998, a total of $260,000 was outstanding. Subsequent to year end, an additional $340,000 of DIP notes were issued under similar terms.


Note 12 - Significant Fourth Quarter Adjustments

In December 1998, the Company increased their reserve for obsolete inventory by $1,086,387, wrote off $200,000 of prepaid licenses and $493,148 of capitalized product software development expense. These adjustments were made in anticipation of the disposal of raw materials, packaging and non-sealable returned goods resulting from the discontinuation of the note recorder products.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The executive officers and directors of the Company are as follows:


Name                    Age            Position

Ajit Kumar              51         Chief Executive Officer and Director

J. Fredrick Walters     51         Chairman  of the  Board of  Directors
                                   and President - International Division

Anil K. Agarwal         45         President - U.S. Division,  Vice President
                                   of Technology Development

Timothy L. Walters      43         Vice President of Business Development

Dale A. Dreckman        47         Vice President of Finance and Controller

John H. Ellerby         59         Chief   Financial   Officer,    Secretary,
                                   Treasurer and Director

Larry D. Holt           58         Director

Michelle L. Morgan      49         Director

Gary E. Nordic          55         Director

Patricia R. Westbrook   46         Director



The only family relationship among the executive officers and directors of the Company is J. Fredrick Walters and his brother, Timothy L. Walters. Other than the directors and executive officers, the Company has no promoters or control persons.

Ajit Kumar serves as Chief Executive Officer and a director of the Company since January 13, 1999. From 1986 to 1996, Mr. Kumar served as president of the Europe, Middle East and Africa Division (1986 to 1994) and senior vice president
- international operations (1994 to 1996) of Bausch & Lomb, Inc. From 1996 to 1997, he served as president of Revlon Consumer Products - International, with responsibility for the strategic planning, marketing, staffing and operating leadership of Revlon's international consumer cosmetics, toiletries and fragrance business. Mr. Kumar received his Bachelor of Engineering from Birla Institute of Technology & Science in 1969 and his Masters of Business Administration from Columbia University in 1971.

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

Dr. Anil K. Agarwal is a founder of the Company and serves as President - U.S. Division and Vice President of Technology Development of the Company. Dr. Agarwal is the co-inventor of the original Voice It product. He earned his Ph.D. in Solid State Physics from the Indian Institute of Technology, New Delhi, India, in 1974 and his Ph.D. in Materials Engineering from the University of Missouri at Rolla in 1980. He holds four patents and has published 30 articles in the field of electronics. From 1987 to 1993, Dr. Agarwal served as director of CAD/CAE and product development for multi-chip modules for Alcoa Electron ic Packaging, Inc.

Timothy L. Walters is a founder of the Company and serves as President of U.S. Division of the Company. He is the co-inventor of the Voice It. Mr. Walters held product development positions with Alcoa Electronic Packaging, Inc. from 1986 to 1992, during which time he developed the marketing plan for the sale of Alcoa Electronic Packaging, Inc. to Aluminum Company of America (ALCOA). Mr. Walters earned his B.S. in Chemistry with an emphasis in Biochemistry from California State University, Fullerton in 1977.

Dale A. Dreckman serves as Vice President of Finance and Controller of the Company since March 1, 1999. From 1994 to 1998, Mr. Dreckman held positions as director of business and financial planning at Comstream, Inc. From 1988 to 1994, Mr. Dreckman held various positions in financial planning and analysis and was a division controller for Fijitsu Systems of America, Inc. Mr. Dreckman earned his B.S. in Finance and Accounting at San Diego State University in 1974 and his M.S. in finance at California State University, Northridge, in 1977.

John H. Ellerby serves as Chief Financial Officer, Secretary, Treasurer and a director of the Company. From 1985 until shortly after the merger of Lander Energy Co. with Voice It in December 1994, Mr. Ellerby served as president of Lander Energy Co. Prior thereto, he served as Chairman of the Board from 1981 to 1985 and has been a director since 1979.

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

Michelle L. Morgan is a founder of the Company, serves as a director of the Company since 1993 and served as President - U.S. Division from 1993 through May 1997. From 1990 to 1993, she was co-founder and president of ProMark Associates, Inc., a marketing consulting firm, which serves as a consultant to a number of healthcare marketing companies. From 1982 to 1990, Ms. Morgan served as vice president of marketing and an executive officer of Vipont Pharmaceutical, Inc. Ms. Morgan earned a B.S. in Communications from University of Illinois in 1972 and an M.B.A. from Colorado State University in 1983. Gary E. Nordic has been a director of the Company since 1980. Mr. Nordic has been the president of Nordic Construction & Development, Inc., Fort Collins, Colorado, since 1983.

Patricia R. Westbrook is a founder of the Company and serves as a director of the Company. She served as an executive officer of the Company from January 1994 through February 1997. Ms. Westbrook has extensive marketing and management experience. From 1989 to 1994, Ms. Westbrook served as vice president-marketing for Bausch & Lomb's Oral Care Division. Ms. Westbrook is currently a principal of MainSpring Marketing LLC, a marketing consulting firm. Ms. Westbrook is a graduate of Colorado State University and the Harvard Business School Professional Management Development program.

Committees of the Board of Directors

The Board of Directors has not established any separate nominating committee. The Board has established a Compensation Committee, which consists of Michelle
L. Morgan, Gary E. Nordic and John H. Ellerby. Its functions are to review and approve annual salaries and bonuses for all executive officers, review, approve and recommend to the Board of Directors the terms and conditions of all employee benefits or changes thereto, and manage and administer the Company's 1994 Stock Compensation Plan.

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

The Board of Directors has also established a Stock Option Committee, which consists of Ajit Kumar and John H. Ellerby. The function of the Stock Option Committee is to manage and administer the Company's Outside Directors Stock Option Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except Timothy L. Walters, whose Forms 4 for February 11, 1998 and March 19, 1998 were filed on April 7, 1998 and April 28, 1998, respectively.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table, and the accompanying explanatory footnotes, sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer(s) for services rendered in all capacities during the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996 and (ii) each executive officer who received total annual salary and bonus for the fiscal year ended December 31, 1998 in excess of $100,000.


                                                                Long-Term
                      Annual Compensation                      Compensation
-------------------------------------------------------------- ------------
    Name and
    Principal             Fiscal                 Other Annual    Options
    Position               Year         Salary   Compensation    Granted
----------------------  -----------  ----------- -------------  ----------


J. Fredrick Walters,

Chairman of the Board
 and President -
 International Division     1998        $101,038       $0            0

Anil Agarwal,
 President - U.S.
 Division, and
 Vice President of
 Technology Development     1998        $105,440       $0            0




Dennis W. Altbrandt,
 Chief Executive Officer(1) 1998         $89,760       $0            0

                            1997        $160,000       $0            0

                            1996         $94,833       $0      185,000

Michelle L. Morgan,
Chief Executive
Officer(2)                  1996         $72,000       $0            0




(1) Mr. Altbrandt was elected as Chief Executive Officer of the Company on November 26, 1996 and served as Chief Executive Officer until July 9, 1998. The information presented also includes compensation paid to Mr. Altbrandt by the Company for services rendered as a consultant during 1996.

(2) Effective January 1995, Michelle L. Morgan served as Chief Executive Officer of the Company pursuant to the terms of the Merger Agreement approved in December 1994.

     No stock options were granted to the Company's Chief Executive Officer during the fiscal year ended December 31, 1998.


The 1994 Stock Compensation Plan

The Company and its shareholders adopted the 1994 Stock Compensation Plan (the "1994 Plan"). Options granted pursuant to the 1994 Plan constitute either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which constitute non-qualified options at the time of issuance of such options. The 1994 Plan provides that incentive stock options and/or non-qualified stock options may be granted to certain officers, directors (other than Outside Directors), employees and advisors of the Company or its subsidiaries, if any, selected by the Compensation Committee. A total of 600,000 shares of Common Stock are authorized and reserved for issuance under the 1994 Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1994 Plan is administered by the Compensation Committee which has the sole authority to interpret the 1994 Plan and to make all determinations necessary or advisable for administering the 1994 Plan.

During the fiscal year ended December 31, 1998, the Company did not grant any options under the 1994 Plan to any of its executive officers. Pursuant to its proposed Chapter 11 Plan of Reorganization, the Company intends to reject all previously issued and outstanding options granted pursuant to the 1994 Plan. Effective January 13, 1999, the Company approved the grant of 527,100 new options under the 1994 Plan to a total of 20 persons, including the following executive officers and directors: Ajit Kumar - 208,400 options; J. Fredrick Walters - 48,400 options; and John H. Ellerby - 30,100 options.

The Outside Directors Stock Option Plan

The Company and its shareholders adopted the Outside Directors Stock Option Plan (the "Plan") in order to enhance the Company's ability to secure and retain highly qualified and experienced individuals who are not regularly salaried employees of the Company to serve as directors of the Company. The Plan provides generally that the purchase price of the Common Stock under each option granted shall not be less than the fair market value of the Common Stock on the date of grant. A total of 200,000 shares of Common Stock have been authorized and reserved for issuance under the Plan.

During the fiscal year ended December 31, 1998, the Company did not grant any options under the Plan. Pursuant to its proposed Chapter 11 Plan of Reorganization, the Company intends to reject all previously issued and outstanding options granted pursuant to the Plan. Effective January 13, 1999, the Company approved the grant of 180,100 new options under the Plan to a total of four directors, including: Larry Holt - 30,000 options; Michelle Morgan - 20,000 options; Gary Nordic - 55,100 options; and Patricia Westbrook - 75,000 options.

The Lander Nonqualified Stock Option Plan

The Company and its shareholders adopted the Lander Nonqualified Stock Option Plan (the "Lander Plan") for the benefit of the former directors of Lander Energy Co. Pursuant to the Lander Plan, each of the three former directors of Lander Energy Co. (including Messrs. Ellerby and Nordic) was granted an option to purchase 20,081 shares of Common Stock. The options had a term of five years and were exercisable until January 21, 1999. No options have been exercised under the Lander Plan and the Lander Plan has expired by its own terms effective January 21, 1999.

ITEM  11.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT.

Set forth below is certain information as of March 31, 1999 with respect to ownership of the Common Stock owned of record or beneficially by (i) the Company's executive officers named in the summary compensation table, (ii) each director of the Company, (iii) each person owning beneficially more than five percent of the outstanding Common Stock, and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Pursuant to its proposed Chapter 11 Plan of Reorganization, the Company intends to reject all previously issued and outstanding options granted pursuant to the 1994 Plan and the Plan. The following information gives effect to the grant of new options under the 1994 Plan and the Plan effective January 13, 1999. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 1999 are deemed outstanding for computing the percentage of the person holding such securities but are not outstanding for computing the percentage of any other person.

     Name of                          Number of        Percentage
Beneficial Owner(1)                 Common Shares        Owned
--------------------                -------------      ----------

Ajit Kumar                            218,400 (2)          3.3%

J. Fredrick Walters                   414,067 (3)          6.4%

Timothy L. Walters                    205,117              3.2%

Anil K. Agarwal                       331,767              5.1%

Dale A. Dreckman                       25,000 (4)           *

John H. Ellerby                        96,738 (5)          1.5%

Larry D. Holt                         103,250 (6)          1.6%

Michelle L. Morgan                    375,300 (7)          5.8%

Gary E. Nordic                        121,506 (8)          1.9%

Patricia R. Westbrook                 385,900 (9)          5.9%

Renaissance Capital Growth
 & Income Fund III, Inc.              940,000 (10)        14.5%

Applied Voice Recognition, Inc.       471,700              7.3%

All directors and executive
officers as a group (10 persons)    2,277,045             32.7%


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

(2) Includes options currently exercisable to acquire 208,400 shares of Common Stock.

(3) Includes options currently exercisable to acquire 48,400 shares of Common Stock.

(4) Includes options currently exercisable to acquire 25,000 shares of Common Stock.

(5) Includes options currently exercisable to acquire 30,100 shares of Common Stock. Of the 66,638 shares, 2,623 shares are owned by Mr. Ellerby's wife, 6,463 shares are owned jointly by Mr. Ellerby and his wife, and the remaining 57,552 shares are owned by Mr. Ellerby individually.

(6) Includes options currently exercisable to acquire 30,000 shares of Common Stock. Of the 73,250 shares, 60,750 are owned by Mr. Holt and 12,500 shares are owned jointly by Mr. Holt and his wife.

(7) Includes options currently exercisable to acquire 20,000 shares of Common Stock. Michelle L. Morgan is the spouse of Christopher W. Elkins and is deemed to beneficially own the 35,000 shares of Common Stock owned by Mr. Elkins.

(8) Includes options currently exercisable to acquire 55,100 shares of Common Stock. Of the 66,406 shares, 56,406 shares are owned by Mr. Nordic's wife and 10,000 shares are owned by Mr. Nordic.

(9) Includes options currently exercisable to acquire 75,000 shares of Common Stock.

(10) Does not include a $2,450,000 8% Convertible Debenture which is convertible into 2,578,947 shares of Common Stock. The Company intends to reject this Convertible Debenture as part of its proposed Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the Company's filing of a petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code, the Bankruptcy Court approved the borrowing of funds by the Company as Debtor-in-Possession. The Company borrowed an aggregate of $600,000 from certain of its executive officers and directors as follows:

          J. Fredrick Walters  $ 145,000
          Ajit Kumar           $ 275,000
          Gary Nordic          $  75,000
          Patricia Westbrook   $  75,000
          Michelle Morgan      $  30,000

The loans have been approved by order of the  Bankruptcy  Court,  provide for an
interest   rate  of  10%  per  annum  and  qualify  as  costs  and  expenses  of administration in the bankruptcy proceedings.

The Company has retained MainSpring Marketing LLC to provide consulting services to the Company. MainSpring Marketing invoiced the Company for a total of $33,000 during 1998 and expects to invoice the Company for consulting services during 1999 for up to $72,000. Patricia Westbrook, a director of the Company, is a principal and 50% owner of MainSpring Marketing.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

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

    3.3 Article of Amendment to Articles of Incorporation incorporated by reference to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987, file number 0-7796.

    3.4    Articles of Amendment to Articles of Incorporation.*

    3.5    Articles of Amendment to Articles of Incorporation.

    4.1 Voice It Worldwide, Inc. 8.00% Convertible Debenture dated October 27, 1995 in the principal amount of $2,450,000 issued to Renaissance Capital Growth & Income Fund III, Inc.**

   10.1    The Registrant's 1994 Stock Compensation Plan.*

   10.2    The Registrant's Outside Directors Stock Option Plan.*

   10.3 Lease agreement dated January 5, 1995 covering the Registrant's executive offices.*

   10.4    Joint Product  Development  Agreement  effective   December 31,  1997
           between the Company  and  Applied  Voice  Recognition, Inc.**

   10.5    Agreement dated June 29, 1998 between the Company and Dragon Systems,
           Inc.

   10.6    Example of Debtor-in-Possession Promissory Notes.

   23.1 Consent of Ehrhardt Keefe Steiner & Hottman PC, independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-12711 and 333-12713) of their report dated March 12, 1999, included in the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998.

   27.1    Financial Data Schedule.


* Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1994, file number 0-7796.

** Incorporated by reference to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997, file number 0-7796.

(b) Reports on Form 8-K. During the last quarter of the period covered by this Report on Form 10-KSB, the Company filed a Current Report on Form 8-K dated November 2, 1998, reporting in Item 3 thereof that (i) it had filed a petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, file number 98-25542 RJB; and (ii) it will continue operations as a Debtor-in-Possession.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VOICE IT WORLDWIDE, INC.
                               ------------------------
                               Registrant


Date: April 14, 1999           By:/s/ AJIT KUMAR
                                  Ajit Kumar, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                          Title                         Date



/s/ J. FREDRICK WALTERS   Chairman of the Board of Directors  April 14, 1999
    J. Fredrick Walters    and President - International
                           Division


/s/ AJIT KUMAR            Chief  Executive  Officer and
    Ajit Kumar             Director                           April 14, 1999


/s/ JOHN H. ELLERBY       Chief Financial Officer,
    John H. Ellerby        Secretary, Treasurer and           April 14, 1999
                           Director

/s/ LARRY D. HOLT         Director                            April 14, 1999
    Larry D. Holt

/s/ MICHELLE L. MORGAN    Director                            April 14, 1999
    Michelle L. Morgan

/s/ GARY E. NORDIC        Director                            April 14, 1999
    Gary E. Nordic

/s/ PATRICIA R. WESTBROOK Director                            April 14, 1999
    Patricia R. Westbrook