Form 10QSB
period 1999-03-31
VOICE IT WORLDWIDE INC
filed 1999-05-14
CIK 103657

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1999

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

      Yes     X      No


Number of shares outstanding of the Issuer's Common Stock, as of March 31, 1999 was 6,466,502 shares of the Registrant's common stock $.10 par value.

                      PART I - FINANCIAL INFORMATION
ITEM 1.  Financial
Statements

                            VOICE IT WORLDWIDE, INC.
                            Statements of Operations
                                   (unaudited)

                                     Three Months Ended
                                           March 31,
                                 ----------------------------
                                     1998             1999
                                 -----------      -----------

Sales - net ................     $ 1,257,977      $ 5,730,030
Cost of (Note 11) ..........         781,880        4,159,597
sales
                                 -----------      -----------
    Gross  profit ..........         476,097        1,570,434

Operating expenses:
 Administrative and general          273,749          506,765
 Selling & marketing .......         564,418          244,035
 Research and development ..         131,309          156,468
                                 -----------      -----------
    Total operating expenses         969,476          907,268

Net operating profit .......        (493,379)         663,165

Other income (expense)
 Interest income (expense) .         (77,301)         (35,762)
                                 -----------      -----------

Net income (loss) before
 income tax ................        (570,680)         627,403
Income tax (Note 4) ........               0                0
                                 -----------      -----------

Net income (loss) ..........     ($  570,680)     $   627,403
                                 ===========      ===========

Basic and diluted profit
 (loss) per common share
 (Note 7) ..................     ($     0.09)     $      0.10
                                 ===========      ===========

Weighted average number of
 shares
Outstanding - basic and
 diluted ...................       6,466,502        6,466,502
                                 ===========      ===========

                            VOICE IT WORLDWIDE, INC.
                                 Balance Sheets


                  Assets                                       (unaudited)
                                              December 31,      March 31,
                                                  1998            1999
                                              -----------      -----------
Current assets:
 Cash and cash equivalents ..............     $   222,339      $    80,666
 Accounts receivable, net of allowance
  $389,093 (1998) and $390,482 (1999) ...       2,388,152        3,696,246
 Other receivables ......................          65,186              319
 Inventories (Note 3) ...................       1,509,396        1,382,978
 Prepaid expenses and other current
  assets ................................         192,564          221,261
                                              -----------      -----------
        Total current assets ............       4,377,637        5,381,470

Tooling, furniture and office equipment,
 net of accumulated depreciation (Note 3)         195,819          181,033

Other assets-net of accumulated
 amortization (Note 3) ..................         270,482          246,239
                                              ===========      ===========

Total assets ............................     $ 4,843,938      $ 5,808,742
                                              ===========      ===========

 Liabilities and Stockholders' Equity
               (Deficit)

Prepetition liabilities secured
 Line of-credit (Note 5) ................     $    88,240      $   101,657

Prepetition liabilities subject to
 compromise
 Accounts payable .......................       1,917,828        1,917,873
 Accrued expenses .......................               0                0
 Notes Payable (Note 5) .................       2,450,000        2,450,000
                                              -----------      -----------
                                                4,367,828        4,367,873
Post petition liabilities
 Accounts Payable .......................       1,373,446        1,272,434
 Accrued expenses (Note 3) ..............         273,078          423,468
 Customer deposits ......................          65,438                0
 Debtor in possession notes .............         260,000          600,000
                                              -----------      -----------
                                                1,971,962        2,295,902
Stockholders' equity (Note 6):
 Common stock; $.10 par; 20,000,000
  shares authorized; 6,466,502 issued
  and outstanding .......................         646,650          646,650
 Preferred stock, 10,000,000 shares
  authorized; none issued and
  outstanding ...........................               0                0
 Additional paid in capital .............       6,720,140        6,720,140
 Accumulated deficit ....................      (8,950,882)      (8,323,479)
                                              -----------      -----------
                                               (1,584,092)        (956,689)
                                              -----------      -----------
Total liabilities and
 stockholders' equity ...................     $ 4,843,938      $ 5,808,742
                                              ===========      ===========

                            VOICE IT WORLDWIDE, INC.
                        Statement of Stockholders' Equity
                                   (unaudited)


                                                              Additional
                                     Common Stock               Paid-in        Accumulated
                                 Shares          Amount         Capital          Deficit           Total
                              -----------     -----------     -----------     ------------     ------------


Balance-December 31, 1998       6,466,502     $   646,650     $ 6,720,140     ($8,950,882)     ($1,584,092)

Net profit for the
 three months
 ended March 31, 1999 ...               0               0               0         627,403          627,403
                              -----------     -----------     -----------     -----------      -----------

Balance - March 31, 1999        6,466,502     $   646,650     $ 6,720,140     ($8,323,479)     ($  956,689)
                              ===========     ===========     ===========     ===========      ===========


                      VOICE IT WORLDWIDE, INC.
                      Statements of Cash Flows
                            (unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1998             1999
                                                   -----------      -----------
Cash flows from operating activities:
 Net income (loss) ...........................     ($  570,680)     $   627,403
                                                   -----------      -----------
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Allowance for discounts and bad debts ......          (6,307)           1,389
  Depreciation and amortization ..............         134,854           41,569
  Amortization of deferred loan costs ........           6,360           10,600
  Changes in current assets and liabilities:
   Receivables ...............................       1,418,289       (1,244,616)
   Prepaid expenses ..........................        (173,748)         (28,697)
   Inventories ...............................          94,835          126,418
   Customer deposits .........................               0          (65,438)
   Accounts payable - pre and post petition ..        (874,101)        (100,967)
   Accrued liabilities - pre and post petition        (170,261)         150,390
                                                   -----------      -----------
                                                       429,921       (1,109,352)
                                                   -----------      -----------
      Cash (used in) provided by operating
       activities ............................        (140,759)        (481,949)

Cash flows from investing activities:
 Other assets ................................         (69,264)            (816)
 Acquisition of tooling, furniture
  and equipment ..............................         (16,181)         (12,325)
                                                   -----------      -----------
       Cash used in investing activities .....         (85,445)         (13,141)

Cash flows from financing activities:
 Draws (payments) on line of credit - net ....        (202,746)          13,417
 Proceeds from Debtor in Possession notes ....               0          340,000
                                                   -----------      -----------
        Cash provided by (used in) financing .        (202,746)         353,417
                                                   -----------      -----------

Net decrease in cash .........................        (428,950)        (141,673)

Cash - Beginning of period ...................         867,242          222,339
                                                   -----------      -----------

Cash - End of period .........................     $   438,292      $    80,666
                                                   ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for  interest  was  $93,433  (1998) and $38,739
     (1999).

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


The statements of operations, balance sheets, stockholders' equity and cash flows as of March 31, 1999 and 1998 and the periods then ended have not been audited by independent accountants, but in the opinion of the management, reflect all normal recurring adjustments and entries necessary for the fair presentation of the operations of the Company. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.


Note 2 - Letter of Credit

At March 31, 1999, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers and have various expiration dates. When issued, these letters of credit are secured by the Company's line of credit (Note 5).


Note 3 - Selected Balance Sheet Information

                                         December 31,    March 31,
                                            1998           1999
                                         -----------    -----------
                                                        (Unaudited)
Inventories
      Raw materials ..........           $   998,787    $ 2,340,575
      Finished goods .........             1,596,996        114,931
      Reserve for obsolescence            (1,086,396)    (1,072,528)
                                         -----------    -----------
                                         $ 1,509,396    $ 1,382,978
                                         ===========    ===========


Tooling, furniture and equipment
      Office furniture and equipment     $   258,361    $   263,690
      Tooling and manufacturing
       equipment ...................         243,556        250,551
                                         -----------    -----------
                                             501,917        514,241
      Less accumulated depreciation         (306,098)      (333,208)
                                         -----------    -----------
                                         $   195,819    $   181,033
                                         ===========    ===========


                                             December 31,    March 31,
                                                1998           1999
                                             -----------    ---------
                                                           (Unaudited)

Other assets
 Deferred loan costs - net of accumulated
  amortization of $74,199 (1998) and
  $84,799 (1999) ........................     $109,194     $ 98,594
 Patent costs - net of accumulated
  amortization of $177,388 (1998) and
  $191,846 (1999) .......................      111,288       97,645
 Marketable securities - available
  for sale (Note3) ......................       50,000       50,000
                                              $270,482     $246,239
                                              ========     ========

                         December 31,   March 31,
                             1998         1999
                          ----------    ---------
                                       (Unaudited)
Accrued liabilities
      Vacation & 401K      $ 39,858     $ 49,366
      Advertising ....       86,187       57,935
      Warranty .......      127,780      131,436
      Commissions ....        2,982       10,728
      Interest Payable        5,749       19,207
      Licensing fee ..      146,444
      Other ..........       10,522        8,352
                           --------     --------
                           $273,078     $423,468

Note 4 - Income Taxes

The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1998, the Company had net operating loss carry forwards of approximately $9,400,000 which substantially expire in fiscal years 2008 through 2012 and general business credits of $46,791 which expire in fiscal year 2009. The net operating loss carryforwards and other credits generated a deferred tax asset, which has been fully reserved, due to a lack of profitable operating history.


Note 5 - Long-Term Debt and Line-of-credit

Prepetition-Secured



                                                       December 31,   March 31,
                                                           1998         1999
                                                        ----------    ----------
                                                                      (Unaudited)


$100,000  line-of-credit to financial  institution,
 interest at prime rate plus 2.5%,  totaling 10.25%
 at December 31,  1998.  Principal is due March 31,
 2000.   Borrowings  are   collateralized  by   all
 receivables,   inventory,   investment   property,
 equipment and general intangibles. Pursuant to the
 filing  of  Chapter  11  reorganization,  a   cash
 collateral  agreement  was signed by both  parties
 agreeing to  monthly  interest   payments  on  the
 balance  outstanding  at  the  date  of  filing or
 $2,500, whichever is greater.                            $88,240        $101,657

Prepetion Liabilities Subject to Compromise

8% convertible debenture,  interest payable monthly,
 convertible into one share of common stock for each
 $0.95  of  principal   converted.   Principal   due
 November 1, 2002.  Monthly principal redemption  of
 one percent  of the then outstanding balance was to
 begin in November 1998.  As of March 31,  1999,  no
 payments had been made on the principal balance.      $2,450,000      $2,450,000



Note 6 - Stockholders' Equity

Convertible Debenture

The Company has issued a $2,450,000 convertible debenture (Note 5). This debenture is convertible into the Company's common stock at a rate of $0.95 of principal for each share of common stock. Monthly principal redemption of one percent of the then outstanding balance was to begin in November 1998. As of March 31, 1999, no payments had been made on the principal balance. The Company has rejected this convertible debenture as part of its proposed plan of reorganization filed March 2, 1999 pursuant to Chapter 11 of the Bankruptcy Code. However, no assurances can be made that the Company's Plan will be accepted. As such, no adjustments have been made to reflect this proposal.

Warrants

In connection with the convertible debenture, the Company has issued a total of 940,000 warrants to buy the Company's common stock at an exercise price of $1.06 per share. On December 30, 1997, the warrants were exercised at $1.06 per share resulting in proceeds of $996,400.

During the first half of 1996, the Company used letters-of-credit issued from individuals with the Company as beneficiary. These letters-of-credit were used as collateral at the Company's bank for its line-of-credit. As an incentive to participate in this collateral program, the Company issued 20,000 warrants to acquire the Company's stock. Each warrant entitles the holder to purchase one share of the Company's unregistered common stock at an exercise price of $2.75 per share. These warrants can be exercised at any time prior to their expiration in May, 2000.

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

The Company has rejected all outstanding warrants as part of its plan of reorganization filed March 2, 1999 pursuant to Chapter 11 of the Bankruptcy code. However, there are no assurances that the Company plan will be accepted. Therefore, no adjustments have been made that reflect this proposal.

Stock Options

The Company has reserved a total of 800,000 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through December 31, 1998, the Company had granted (net of cancellations)
426,443 options with various vesting periods and an exercise price of between $0.31 and $3.00 per share. As of March 31, 1999, 328,943 granted options are vested with exercise prices ranging from $1.06 to $3.00. However, no options have been exercised. As part of its plan of reorganization filed March 2, 1999 pursuant to Chapter 11 of the Bankruptcy code the Company has rejected all outstanding stock options granted pursuant to the 1994 Stock Compensation Plan.

As of March 31, 1999 the Company has granted 702,200 new incentive and/or non-qualified stock options to officers, directors, employees and non-employees as part of its post reorganization plan. 677,200 of these shares were issued at an exercise price of $0.19 with an expiration date of 1/13/2002. 633,700 of these options vested 1/13/99 and 43,500 options vest on final acceptance of the Company's Plan of Reorganization by the U.S. Trustee. The final 25,000 additional options were granted on 3/1/99 at $0.48 a share with three year vesting.


Note 6 - Stockholders' Equity (continued)

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

Note 8 - Letters-of-credit

The Company partially finances the purchase of their raw materials through the assignment of letters-of-credit issued by their largest customer, Dragon Systems Inc. (Dragon). Dragon issues letters-of-credit to the Company who in turn assign the letters-of-credit to their vendors to prepay the purchase of raw materials used in their turnkey manufacturing process. As of March 31, 1999, there were no unassigned letters-of-credit.

Note 9 - Related Party Transactions

The Company holds various debtor in possession ("DIP") notes payable to members of the Board of Directors. As of March 31, 1999, a total of $600,000 was outstanding. The loans have been approved by order of the Bankruptcy Court, provide for an interest rate of 10% per annum and qualify as costs and expenses of administration in the bankruptcy proceedings.


Note 10 - Subsequent Events

On November 2, 1998, the Company filed a voluntary petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, file number 98-25542 RJB. The Company will continue to operate as a Debtor-in-Possession.

On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization dated March 2, 1999 to the United States Bankruptcy Court. Subsequent to this filing, the Company submitted a new Plan of Reorganization and Disclosure Statement on April 21, 1999 to the
United States Bankruptcy Court.

Note 11 - Reclassifcation

Certain costs for warranty, manufacturing overhead, and warehouse/shipping expenses have been reclassified as cost of sales expense instead of operating expenses in the first quarter of 1998. This change was made to conform to the classification of expenses in 1999. The change better reflects the proper categorization of these product related expenses.

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

Until 1998, the Company's products were designed primarily for consumer use and sold through retail channels in the U.S., Canada and Europe. In 1998, the
Company began development of a Mobile Dictation Recorder designed for professional users and compatible with voice recognition software. The capabilities of the new Mobile Dictation Recorder provide the Company with an opportunity to enter significant new markets. During 1998, the Company changed its business strategy to reduce its reliance on the retail market and expand its business through OEM, VAR, and vertical markets. In June 1998, the Company entered into an agreement with Dragon Systems Inc., the leading voice recognition software marketer in the U.S., to supply Mobile Dictation Recorders for bundling with Dragon Systems voice recognition software. Shipments to this customer began in October 1998.

The change in business strategy implemented in 1998 led to improved revenue and earnings performance for the quarter ended March 31, 1999. During the quarter, sales increased 355% to $5,730,000 and the company showed a profit of $627,403 or $0.10 per share. Although future quarters may not show similar results, the Company believes that its new strategy is working and intends to pursue it aggressively.

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

The Company continues its operations as a Debtor-in-Possession (`DIP"). On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization dated March 2, 1999 to the United States Bankruptcy Court. On April 21, 1999 the Company submitted a new Plan of Reorganization along with its Disclosure Statement to the U.S. Bankruptcy Court. The Company continues to meet its post-petition financial obligations through a combination cash generated from receivables by the Company's primary customer and DIP loans from Management.


Results of Operations:

The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                               Three Months Ended
                                  December 31,
                               -------------------
                                  1998      1999
                               --------  ---------

   Net sales                      100.0%   100.0%
   Cost of sales                   62.2     72.6
                                 ------   ------
     Gross profit                  37.8     27.4
                                 ------   ------
   Operating expense
     Administrative and general    21.8      8.8
     Selling and marketing         44.9      4.3
     Research and development      10.4      2.7
                                 ------    -----
   Total operating expenses        77.1     15.8
                                 ------    -----
     Operating profit (loss)      (39.2)    11.6
   Other income (expense), net     (6.1)     (.6)
                                 ------    -----
   Net profit (loss) before
    income tax                    (45.4)    10.9
   Income tax (benefit)             0.0      0.0
                                 ------    -----
   Net profit (loss)              (45.4)%   10.9%
                                 ======   =====


Three Months ended March 31, 1999 vs. Three Months ended March 31, 1998:

Net sales for the three months ended March 31, 1998 were $5,730,000 compared to $1,258,000 for the three months ended March 31, 1998. The increase in sales were the result of the successful introduction of the Voice It Mobile Digital Recorder that interfaces with the new popular continuous speech voice-to-text software. Sales to Dragon represented 90% of first quarter 1999 revenue. As a result of the loss of note recorder distribution, sales of the existing version of our Digital Note Recorder were much slower than anticipated. Additionally, the number of retail outlets, and corresponding retail sales, have significantly declined as the Company pursues it's strategy of focusing on its Original Equipment Manufacturing ("OEM") business.

Cost of sales for the quarter ended March 31, 1999 increased to $4,159,600 or 72.6% of net sales from $781,900 or 62.1% of net sales during the first quarter of 1998. The increase is the result of increased sales volume of the mobile digital recorder to Dragon, the leading provider of voice-to-text software in the United States. These OEM sales carry a lower gross margin and will increase the relative cost of sales (as a percentage of sales) than note recorders that accounted for the majority of sales in the first quarter of 1998.

General and administrative expenses were $506,765 during the first quarter of 1999 compared with $273,749 for the same period in 1998, but as a percent of net sales, administrative expenses decreased from 21.8% in 1998 to 8.8% in 1999. The increase in expenses is primarily due to increased legal, accounting and banking expenses resulting from the Chapter 11 Bankruptcy filing. Additional expenses were also accrued for severance and relocation as the Company is planning to consolidate its operations in San Diego, California and move out of its Ft. Collins, Colorado headquarters.

Sales and marketing expenses for the quarter ended March 31, 1999 decreased by $320,383 to $244,035 from $564,418 during the same quarter in 1998. This decrease is due, in part, to the reduction in coop and sales commissions related to the decrease in retail sales of note recorder products. As a result of the change in business strategy, lower retail sales and reduced distribution, the Company also eliminated consumer advertising. As a percent of net sales, sales and marketing expenses decreased from 44.9% in 1998 to 4.3% in 1999.

Research and development costs increased by $25,159 to $156,468 for the first quarter of 1999 from $131,309 for the same quarter in 1998. Research costs have increased due to continued investment in the development of the Digital Voice Recorder, and due to the Company decision to amortize capitalized product software development expenses over a shorter period of time. As a percent of net sales, research and development expenses decreased from 10.4% in 1998 to 2.7% in 1999.

The Company recorded an operating profit of approximately $663,200 for the first quarter ended March 31, 1999 compared with an operating loss of approximately $493,400 for the same quarter in 1998. A 355% increase in sales and lower operating expenses more than offset the increase in the cost of sales as a percentage of sales.

Other income (expense) for the quarter ended March 31, 1999 showed a loss of $35,762 compared to a net loss of $77,301 during the same period last year. The primary components of other income (expense) in the first quarter of 1999 are interest on the $100 thousand secured line of credit, interest on the DIP loans and the amortization of deferred offerings costs. First quarter 1998 other income (expense) was primarily due to interest expense associated with the $2.4 million convertible debt the Company entered into during the fourth quarter of 1995. After interest expense, profit for the three months ended March 31, 1991 was $627,403 or $0.10 per share compared to a net loss of $570,680 or $0.09 per share for the first quarter of 1998.


Liquidity and Capital Resources:

At March 31, 1999, the Company had cash and cash  equivalents  of  approximately
$80,700. The Company also had working capital deficit of approximately $1,384,000 at quarter end 1998. This is a significant improvement from the working capital deficit of approximately $2,050,000 on December 31, 1998. The primary reason for the improvement in working capital is the Company's net income for the three months ended March 31, 1999 of approximately $627,400.

Cash used by the Company for operating activities during the three months ended March 31, 1998 was approximately $482,000. A primary component of operating cash was the Company's first quarter profit of $627,400 adjusted for non-cash adjustments of depreciation and amortization of approximately $53,600. Other sources of operating cash for the period included decreases in the Company's inventories of approximately $126,400 as well as increases in accrued liabilities of approximately $150,400. Uses of operating cash were the increase in account receivables (due to higher sales) and prepaid expenses of approximately $1,244,600 and $28,700 respectively as well as the decrease in customer deposits and accounts payable totaling $166,405. Additional uses of cash include $13,140 for the acquisition of tooling and other assets.

Cash provided by financing activities include borrowing of DIP funds totaling $340,000. For the first quarter ended March 31, 1999, the Company's net cash position decreased $141,673 from $222,339 at December 31, 1998 to $80,666 at quarter end.

During the first quarter 1999 the Company has financed its working capital requirements through letters-of-credit with its primary customer Dragon Systems, Inc. The Company believes it will require letters of credit from Dragon or other additional short term financing to fund working capital requirements including materials purchases and operating expenses during the upcoming months.


Seasonality:

The Company's business has traditionally been skewed toward the fourth quarter. In 1998, 61% of sales occurred in the fourth quarter. This was primarily the result of the introduction of the new digital recorder during the period and first shipments to the primary OEM customer (Dragon). The Company anticipates that its business will become less seasonal although sales to its primary OEM customer may continue to be skewed to the second and fourth quarter due to gift giving. The Company's sales could also be impacted by the introduction and sell through of new products by the primary OEM customer.


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


Bankruptcy:

The Company continues its operations as a Debtor-in Possession ("DIP"). On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization to the U.S. Bankruptcy Court. On April 21, the Company submitted a new Plan of Reorganization and Disclosure Statement to the Trustee of the U.S. Bankruptcy Court. The Trustee of the Court has 20 days from the Plan filing date to respond to the Company's latest Plan of Reorganization.

The Company also records a significant amount of its revenues in Europe and the Middle East. In most countries, the Company sets its sales prices in U.S. dollars so that any variances are for the purchaser's account. However, if the exchange rate fluctuates between these other currencies and the U.S. dollar, it may have an adverse effect on the Company's sales.


Inflation:

Management believes that inflation has not, and will not have a significant impact on its business.


Year 2000 Compliance:

The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. The Company has not yet determined the impact if any, that Year 2000 issues may have on its vendors. However, the Company believes there are adequate alternative vendors that can supply products and services to the Company if necessary.

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

On March 2, 1999, the Company filed its initial Plan of Reorganization with the United States Bankruptcy Court.

On April 21, 1999, the Company filed a new Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court.

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


                                      VOICE IT WORLDWIDE, INC.
                                      Registrant


Date:      5/13/99
           /s/ J. Fredrick Walters
               J. Fredrick Walters
               Chairman of the Board of Directors


Date:      5/13/99
           /s/   John H. Ellerby
                 John H. Ellerby
                 Chief Financial Officer