Form 10QSB
period 1999-06-30
VOICE IT WORLDWIDE INC
filed 1999-08-12
CIK 103657

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1999

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

      Yes     X      No


      Number of shares outstanding of the Issuer's Common Stock, as of June 30, 1999 was 6,466,502 shares of the Registrant's common stock $.10 par value.

                      PART I - FINANCIAL INFORMATION
ITEM 1.  Financial
Statements

                         VOICE IT WORLDWIDE, INC.
                         Statements of Operations
                                (unaudited)


                                       Three Months Ended                 Six Months Ended
                                            June 30,                           June 30,
                                  ----------------------------      ----------------------------
                                      1998            1999              1998             1999
                                  -----------      -----------      -----------      -----------

Sales - net .................     $   893,570      $ 4,072,209      $ 2,151,547      $ 9,802,239

Cost of sales (Note 11) .....         577,217        2,849,676        1,359,097        7,009,272
                                  -----------      -----------      -----------      -----------
  Gross profit ..............         316,353        1,222,533          792,450        2,792,967

Operating expenses:
  Administrative and general          247,934          382,531          521,683          889,296
  Selling & marketing .......         666,072          340,329        1,230,490          584,364
  Research and development ..         149,950           87,764          281,259          244,232
                                  -----------      -----------      -----------      -----------
     Total operating expenses       1,063,956          810,624        2,033,432        1,717,892
                                  -----------      -----------      -----------      -----------

Net operating profit ........        (747,603)         411,909       (1,240,982)       1,075,075

Other income (expense)
  Interest income (expense) .         (77,745)          (9,309)        (155,046)         (45,072)
                                  -----------      -----------      -----------      -----------

Net income (loss) before
 income tax .................        (825,348)         402,600       (1,396,028)       1,030,003
Income tax (Note 4) .........               0                0                0                0
                                  -----------      -----------      -----------      -----------

Net income (loss) ...........     $  (825,348)     $   402,600      $(1,396,028)     $ 1,030,003
                                  ===========      ===========      ===========      ===========

Net earnings(loss) per
 common share (Note 7) ......     $     (0.13)     $       0.6      $     (0.22)     $      0.16
                                  ===========      ===========      ===========      ===========

Weighted average number of
 shares outstanding .........       6,466,502        6,466,502        6,466,502        6,466,502
                                  ===========      ===========      ===========      ===========


                            VOICE IT WORLDWIDE, INC.
                                 Balance Sheets



                                             December 31,       June 30,
                                                1998              1999
                                             -----------      -----------
                                                              (unaudited)
                  Assets
Current assets:
 Cash and cash equivalents .............     $   222,339      $ 1,385,028
 Accounts receivable, net of allowance
  $389,093 (1998) and $100,093 (1999) ..       2,388,152        1,336,309
 Other receivables .....................          65,186           35,314
 Inventories (Note 3) ..................       1,509,396        1,654,751
 Prepaid expenses and other current
  assets ...............................         192,564           78,137
                                             -----------      -----------
        Total current assets ...........       4,377,637        4,489,539

Tooling, furniture and office equipment,
 net of accumulated depreciation
 (Note 3) ..............................         195,819          176,672

Other assets-net of accumulated
 amortization (Note 3) (Note 13) .......         270,482          228,258
                                             -----------      -----------
Total assets ...........................     $ 4,843,938      $ 4,894,469
                                             ===========      ===========

  Liabilities and Stockholders' Equity

Prepetition liabilities secured
  Line of credit  (Note 5) .............     $    88,240      $   104,213

Prepetition liabilities subject to
 compromise (Note 12)
  Accounts payable .....................       1,917,828        2,046,318
  Accrued expenses .....................               0                0
  Notes Payable  (Note 5) ..............       2,450,000        2,450,000
                                             -----------      -----------
                                               4,367,828        4,496,318

Post Petition liabilities
  Accounts Payable .....................       1,373,446          326,611
  Accrued expenses (Note 3) ............         273,078          521,416
  Customer deposits ....................          65,438                0
  Debtor in possession notes ...........         260,000                0
                                             -----------      -----------
                                               1,971,962          848,027

Stockholders' equity (Note 6):
  Common stock; $.10 par; 20,000,000
   shares authorized; 6,466,502 issued
   & outstanding .......................         646,650          646,650
  Preferred stock, 10,000,000 shares
   authorized; none issued & outstanding               0                0
  Additional paid in capital ...........       6,720,140        6,720,140
  Accumulated deficit ..................      (8,950,882)      (7,920,879)
                                             -----------      -----------
           Stockholders Equity .........      (1,584,092)        (554,089)
                                             -----------      -----------

Total liabilities and stockholders'
 equity ................................     $ 4,843,938      $ 4,894,469
                                             ===========      ===========

                            VOICE IT WORLDWIDE, INC.
                       Statement of Stockholders' Deficit
                                   (unaudited)

                                                                  Additional
                                         Common Stock               Paid-in       Accumulated
                                     Shares         Amount          Capital         Deficit            Total
                                  -----------     -----------     -----------     -----------      -----------
Balance-December 31, 1998 ...       6,466,502     $   646,650     $ 6,720,140     $(8,950,882)     $(1,584,092)

Net profit for the six months
 ended June 30, 1999 ........               0               0               0       1,030,003        1,030,003
                                  -----------     -----------     -----------     -----------      -----------

Balance - June 30, 1999 .....       6,466,502     $   646,650     $ 6,720,140     $(7,920,879)     $  (554,089)
                                  ===========     ===========     ===========     ===========      ===========


                            VOICE IT WORLDWIDE, INC.
                            Statements of Cash Flows
                                   (unaudited)

                                              Six Months Ended
                                                   June 30,
                                          -----------------------------
                                              1998             1999
                                          ------------     ------------

Cash flows from operating activities:
 Net income (loss) ..................     $(1,396,028)     $ 1,030,003
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Allowance for discounts and
   bad debts ........................          75,581         (289,000)
  Depreciation and amortization .....         262,097          101,096
  Amortization of deferred loan costs          12,720           16,960
  Changes in current assets and
   liabilities:
   Receivables ......................       2,248,125        1,390,761
   Prepaid expenses .................        (166,524)         114,426
   Inventories ......................        (191,994)        (165,401)
   Customer deposits ................               0          (65,438)
   Accounts payable - pre and post
    petition ........................        (595,966)        (918,345)
   Accrued liabilities - pre and post
    petition ........................        (128,122)         248,339
                                          -----------      -----------
          Cash (used in) provided by
          operating activities.......         119,889        1,463,401
                                          -----------      -----------

Cash flows from investing activities:
 Other assets .......................        (154,538)          (2,582)
 Acquisition of tooling, furniture
  and equipment .....................         (19,636)         (54,103)
                                          -----------      -----------
          Cash used in investing
          activities.................        (174,174)         (56,685)
                                          -----------      -----------

Cash flows from financing activities:
 Draws (payments) on long term
  line-of-credit, net ...............        (619,608)          15,973
 Payments from Debtor in Possession
  notes .............................               0         (260,000)
                                          -----------      -----------
          Cash used in financing             (619,608)        (244,027)
          activities.................
                                          -----------      -----------

  Net increase (decrease) in cash ...        (673,893)       1,162,689

Cash - Beginning of period ..........         867,242          222,339
                                          -----------      -----------

Cash - End of period ................     $   193,349      $ 1,385,028
                                          ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for  interest  was  $92,053  (1998) and $56,302
     (1999).

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

          The statements of operations, balance sheets, stockholders' deficit and cash flows as of June 30, 1999 and 1998 and the periods then ended have not been audited by independent accountants, but in the opinion of the management, reflect all normal recurring adjustments and entries necessary for the fair presentation of the operations of the Company. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.


Note 2 - Letter of Credit

          At June 30, 1999, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers.


Note 3 - Selected Balance Sheet Information

                                          December 31,      June 30,
                                              1998            1999
                                          -----------      -----------
                                                           (Unaudited)
Inventories
  Raw materials .....................     $   998,787      $ 2,121,395
  Finished goods ....................       1,596,996          146,400
  Reserve for obsolescence ..........      (1,086,387)        (613,044)
                                          -----------      -----------
                                          $ 1,509,396      $ 1,654,751
                                          ===========      ===========

Tooling, furniture and equipment
  Office furniture and equipment ....     $   258,361      $   270,823
  Tooling and manufacturing equipment         243,556          285,196
                                          -----------      -----------
                                              501,917          556,019
      Less accumulated depreciation .        (306,098)        (379,347)
                                          -----------      -----------
                                          $   195,819      $   176,672
                                          ===========      ===========

Other assets
  Deferred loan costs - net of
   accumulated amortization of
   $74,199 in 1998 and $91,159
   in 1999 ..........................     $   109,194      $    92,234

  Patent costs - net of accumulated
   amortization of $177,388 in (1998)
   and $205,234 in (1999) ...........         111,288           86,024
  Marketable securities - available
   for sale (Note 13) ...............          50,000           50,000
                                          -----------      -----------
                                          $   270,482      $   228,258
                                          ===========      ===========

                                          December 31,      June 30,
                                              1998            1999
                                          -----------      -----------
                                                           (Unaudited)
Accrued liabilities
  Vacation & 401K ...................     $    39,858      $    55,860
  Advertising .......................          86,187           40,336
  Warranty ..........................         127,780          135,908
  Commissions .......................           2,982            8,487
  Interest Payable...................           5,749                0
  Licensing fee .....................               0          199,084
  Bonuses ...........................               0           78,370
  Other .............................          10,522            3,371
                                          -----------      -----------

                                          $   273,078      $   521,416
                                          ===========      ===========

Note 4 - Income Taxes

      The Company reports income taxes for interim periods based on annualized estimates of earnings, tax credits and book/tax differences at the estimated annual effective tax rate. For federal and state income tax purposes, at December 31, 1998, the Company had net operating loss carry forwards of approximately $9,400,000 which substantially expire in fiscal years 2008 through 2012 and general business credits of $46,791 which expire in fiscal year 2009. The net operating loss carry forwards and other credits generated a deferred tax asset, which has been fully reserved, due to a lack of profitable operating history.


Note 5 - Long-Term Debt and Line-of-credit

                                          December 31,      June 30,
                                              1998            1999
                                          -----------      -----------
                                                           (Unaudited)

Prepetition-Secured

$100,000  line-of-credit to financial
institution,  interest  at prime rate
plus   2.5%,   totaling   10.25%   at
December 31, 1998.  Principal is  due
March,   31,  2000.   Borrowings  are
collateralized  by  all  receivables,
inventory,     investment   property,
equipment  and  general  intangibles.
Pursuant to the filing of  Chapter 11
reorganization,   a  cash  collateral
agreement was signed by both  parties
agreeing to monthly interest payments
on  the  balance  outstanding  at the
date of filing or  $2,500,  whichever
is greater.                               $    88,240      $   104,213

Prepetition  Liabilities  Subject  to
 Compromise

8%  convertible  debenture,  interest
payable monthly, convertible into one
share of common  stock for each $0.95
of principal converted. Principal due
November 1, 2002.  Monthly  principal
redemption of one percent of the then
outstanding balance was to  begin  in
November 1998.  As of  June 30, 1999,
no payments  had  been  made  on  the
principal balance.                        $ 2,450,000      $ 2,450,000

Note 6 - Stockholders' Equity

Convertible Debenture

          The Company has issued a $2,450,000 convertible debenture (Note 5). This debenture is convertible into the Company's common stock at a rate of $0.95 of principal for each share of common stock. Monthly principal redemption of one percent of the then outstanding balance was to begin in November 1998. As of June 30, 1999, no payments had been made on the principal balance. The Company has rejected this convertible debenture as part of its proposed Amended Plan of Reorganization filed April 21, 1999 pursuant to Chapter 11 of the Bankruptcy Code. However, no assurances can be made that the Company's Plan will be accepted. As such, no adjustments have been made to reflect this proposal.


Warrants

          Combined with the $2,450,000 convertible debenture, the Company issued 940,000 warrants to buy shares of the Company's common stock at an exercise price of $1.06 per share. On December 30, 1997, the warrants were exercised at $1.06 per share resulting in proceeds of $996,400.

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

         The Company has rejected all outstanding warrants as part of its amended plan of reorganization filed April 21, 1999 pursuant to Chapter 11 of the Bankruptcy Code. However, no assurances can be made that the Company's Plan will be accepted. Therefore, no adjustments have been made that reflect this proposal.

Stock Options

         The Company has reserved a total of 800,000 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through December 31, 1998, the Company had granted (net of cancellations) 426,443 options with various vesting periods and an exercise price of between $.31 and $3.00 per share. As of June 30, 1998, 384,443 granted options are vested with exercise prices ranging from $1.06 to $3.00. However, no options have been exercised.

          As part of its amended plan of reorganization filed April 21, 1999 pursuant to Chapter 11 of the Bankruptcy Code, the Company has rejected all outstanding stock options granted pursuant to the 1994 Stock Compensation Plan.

           As of June 30, 1999, the Company has granted 702,200 new incentive and/or non-qualified stock options to officers, directors, employees, and non-employees as part of its post reorganization plan. 677,200 of these shares were issued at an exercise price of $0.19 with an expiration date of January, 13, 2002. 633,700 of these options vested January 13, 1999 and 43,500 options vest on final acceptance of the Company's Amended Plan of Reorganization by the U.S. Trustee. 25,000 additional options were granted on March 1, 1999 at $0.48 a share with three year vesting. These options are dependent on the Company's Amended Plan of Reorganization being accepted. However, no assurances can be made that the Company's Plan will be accepted.

Accounting for Stock-Based Compensation

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

          The Company uses one of the most widely used option pricing models, the Black-Scholes model ("the Model"), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's option, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.


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




Note 8 - Letters-of-Credit

          The Company periodically finances the purchase of their raw materials through the assignment of letters-of-credit issued by their largest customer, Dragon Systems, Inc. Dragon issues letters-of-credit to the Company who in turn assigns the letters-of-credit to vendors to prepay the purchase of raw materials used in the turnkey manufacturing process. As of June 30, 1999 there were no outstanding letters-of-credit.


Note 9 - Related Party Transactions

          As of March 31, 1999 the Company held $600,000 in various debtor in possession (`DIP') notes payable to members of the Board of Directors. These loans were approved by the order of the Bankruptcy Court, provide for an interest rate of 10% per annum and qualify as costs and expenses of administration in the bankruptcy proceedings. As of June 30, 1999, these loans and associated accrued interest had been repaid.


Note 10 - Proposed Reorganization

          On November 2, 1998, The Company filed a voluntary petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, District of Colorado, file number 98-25542 RJB. The Company continues to operate as a Debtor-in-Possession.

          On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization to the United States Bankruptcy Court. Subsequent to this filing, the Company submitted an amended Plan of Reorganization and Disclosure Statement to the Bankruptcy Court.

     On May 14, 1999, the U.S. Trustee objected to the adequacy of the Disclosure Statement. In June , 1999 the Company filed the First amended Disclosure Statement to accompany the First amended Plan of Reorganization dated April 21, 1999.


Note 11 - Reclassification

     Certain costs for warranty, manufacturing overhead, and warehouse/shipping expenses have been reclassified as cost of sales expense instead of operating expense in the first six months of 1998. This change was made to conform to the classification of expenses used in 1999. The change more accurately reflects the proper categorization of these product related expenses.



Note 12 - Prepetition Liabilities

     As of June 30, 1999, the Company had recognized $4,496,318 in prepetition liabilities subject to compromise. Claims filed by creditors totaled $5,385,442 as of the end of the second quarter 1999. The Company, through its attorneys, is in the process of challenging creditor claims that it does not believe are accurate as part of the bankruptcy process. The Company believes that when the challenges are complete liabilities will be somewhat higher.


Note 13 - Sale of Other Assets

     In the third quarter the Company plans to sell marketable securities with a book value of $50,000. The Company anticipates that it will record a gain on the sale of assets as a result of this sale.

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

   Until 1998, the Company's products were designed primarily for consumer use and sold through retail channels in the U. S. Canada and Europe. In 1998, the Company began development of a Mobile Dictation recorder designed for professional users and compatible with voice recognition software. The capabilities of the new Mobile Dictation recorder provided the Company with an opportunity to enter significant new markets. During 1998, the Company changed its business strategy to reduce its reliance on the retail market and expand its business through OEM, VAR, and vertical markets. In June 1998, the Company entered into an agreement with Dragon Systems Inc., the leading voice recognition software marketer in the U.S., to supply Mobile Dictation recorders for bundling with Dragon Systems voice recognition software. Shipments to this customer began in October 1998. In April 1999, the Company reported a new two year supply agreement with Dragon which will expire in December 2000. This agreement commits Dragon to purchase a minimum of 180,000 units of the Company's Mobile Dictation recorder. This agreement can be terminated by either party with 180 days notice.

   The change in business strategy implemented in 1998 led to improved revenue and earnings performance for the first six months of 1999. During the first half of 1999, sales increased to $9,802,200 which was 355% higher than the similar period last year. The Company also showed a profit of $1,030,000 or $.16 per share. Although future periods may not show similar growth, the Company believes that its new strategy is working and intends to pursue it aggressively.

   In early 1998, the Company lost distribution of its note recorder products in several important retail customers, resulting in a 31% decline in sales for the nine months ended September 30, 1998 versus the same period in 1997. The Company's failure to meet certain financial performance objectives resulted in the loss of its line of credit. Although the Company continued to invest in the development of the Mobile Dictation Recorder and had secured a substantial purchase order from Dragon Systems for this product, the loss of the line of credit, coupled with impending principle and interest loan payments, and past due payables to suppliers, resulted in the Company filing a petition for protection under reorganization provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, district of Colorado, on November 2, 1998.

   The Company continues its operations as a Debtor-in-Possession (`DIP'). On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization dated March 2, 1999 to the United States Bankruptcy Court. On April 21, 1999 the Company submitted a new Plan of Reorganization along with its Disclosure Statement to the U. S. Bankruptcy Court. The Company continues to meet its post-petition financial obligations from cash generated from receivables by the Company's primary customer. In the second quarter the Company paid back $600,000 in DIP loans from Management.





Results of Operations:

   The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   -----------------       -----------------
                                    1998        1999        1998       1999
                                   -----       -----       -----       -----
Net sales ..................       100.0%      100.0%      100.0%      100.0%
Cost of sales ..............        64.6        70.0        63.2        71.5
                                   -----       -----       -----       -----
  Gross profit .............        35.4        30.0        36.8        28.5
                                   -----       -----       -----       -----
Operating expenses
  Administrative and general        27.8         9.4        24.2         9.1
  Selling and marketing ....        74.5         8.4        57.2         6.0
  Research and development .        16.8         2.1        13.1         2.4
                                   -----       -----       -----       -----
  Total operating expenses .       119.1        19.9        94.5        17.5
                                   -----       -----       -----       -----
Operating profit (loss) ....       (83.7)       10.1       (57.7)       11.0
Other income (expense), net         (8.7)       (0.2)       (7.2)        (.5)
                                   -----       -----       -----       -----
Net profit (loss) before
 income tax ................       (92.4)        9.9       (64.9)       10.5
Income tax (benefit) .......         0.0         0.0         0.0         0.0
                                   -----       -----       -----       -----
   Net profit (loss) .......       (92.4)%       9.9%      (64.9)%      10.5%
                                   =====       =====       =====       =====


Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998:

   Net sales for the three months ended June 30, 1999 were $4,072,200 compared to $893,600 for the three months ended June 30, 1998. The increase in sales were the result of the successful introduction of the Voice It mobile dictation recorder that interfaces with the popular continuous voice recognition software. Sales to Dragon Systems represented 86% of second quarter 1999 revenue. As a result of the loss of note recorder distribution, sales of the Company's personal note recorder were slower than anticipated. The Company continues its strategy of focusing on OEM, VAR and distributor business as opposed to the retail market that was the emphasis in the first half of 1998. Sales to international markets represented 8% of total revenue in the second quarter.

   Cost of sales for the quarter ended June 30, 1999 increased to $2,849,700 or 70.0% of net sales from $577,200 or 64.6% of net sales during the second quarter of 1999. The increase in cost of sales is the result of increased sales volume of mobile digital recorder to Dragon Systems, the leading supplier of voice-to text software in the United States. These OEM sales to Dragon carry a lower gross margin than the personal note recorders that represented the majority of sales in the first six months of 1998. This lower gross margin as a percent of sales is expected to continue in the next quarter.

   General and administrative expenses were $382,500 during the second quarter of 1999 compared with $247,900 for the same period in 1998. As a percent of revenue, these expenses were only 9.4% in 1999 versus 27.8% in 1998. The increase in expenses is primarily due to increased legal, accounting, and banking expenses resulting from the
Chapter 11 Bankruptcy filing. Additional expenses were also accrued for severance and relocation as the Company is planning to consolidate its operations in Rancho Bernardo, California and move out of its Ft. Collins, Colorado headquarters in the third quarter of 1999.

   Sales and marketing expenses for the quarter ended June 30, 1999 decreased $325,800 to $340,300 from $666,100 during the same quarter in 1998. This decrease is primarily due to the reduction in coop and consumer advertising and sales commissions that were required to market personal note recorders to the retail market in 1998. As a result of the change in business strategy to sell through OEM and distributor channels, sales and marketing expenses in 1999 have been greatly reduced. As a percent of net sales, sales and marketing expenses decreased from 74.5% in the second quarter of 1998 to 8.4% in the comparable 1999 period.

   Research and development costs decreased $62,200 to $87,800 for the second quarter of 1999 from $150,000 for the same quarter in 1998. Research and Development costs decreased primarily due to timing delays in consulting and design expenditures for continued development of the Digital Voice Recorder. Third quarter research and development expenses are expected to be significantly higher due to development of a new mobile dictation recorder with USB capability and increased R & D staff. As a percent of net sales, research and development expenses decreased from 16.8% in 1998 to 2.1% in 1999.

   The Company recorded an operating profit of approximately $411,900 for the second quarter ended June 30, 1999 compared with an operating loss of approximately $747,600 for the same quarter in 1998. The compounding effect of a 355% sales increase and lower operating expenses more than offset the increase in cost of sales as a percentage of total sales.

   Other income (expense) for the quarter ending June 30, 1999 showed a loss of $9,300 compared to a net loss of $77,700 during the same period last year. The primary components of other income (expense) in the second quarter of 1999 include interest on the $104,000 secured line of credit and interest on the DIP loans. Second quarter 1998 other income (expense) was primarily comprised of interest expense on the $2.45 million convertible debt entered into the fourth quarter of 1995 and utilization of its line of credit. After other income (expense), net profit for the three months ended June 30, 1999 was $402,600 or $0.06 per share compared to a net loss of $825,300 or $0.13 per share for the second quarter of 1998.


Six Months ended June 30, 1999 compared to Six Months ended June 30, 1998:

   Net sales for the six months ended June 30, 1999 were $9,802,200 compared to $2,151,500 for the six months ended June 30, 1998. Sales for the first half of 1999 increased over 350% due to the change in marketing strategy where the Company began primarily selling its mobile dictation recorder as a bundled product with Dragon systems voice recognition software. Sales in the first half of 1998 were primarily the result of note recorder sales to retail markets where the Company had experienced significantly declining distribution and sales. Sales to Dragon Systems represented 88% of total sales in the first half of 1999 while sales to international markets contributed 7% of the Company's revenue.

   Cost of sales for the first six months ended June 30, 1999 increased to $7,009,300 or 71.5% of net sales from $1,359,100 or 63.2% of net sales during the six months of 1998. The increase in cost of sales was the result of the increased sales volume. The lower gross margin as a percent of sales was the result of 1999 OEM sales of the new digital voice recorder that is compatible with continuous speech, voice-to-text software. These OEM sales carry a lower gross margin than note recorder sales that represented the majority of sales in the first six months of 1998.

   General and administrative expenses increased $367,600 to $889,300 during the first half of 1999 compared with $521,700 for the same period in 1998. As stated previously, this increase in expenses is primarily due to increased legal, accounting, and banking expenses resulting from the Chapter 11 Bankruptcy reorganization proceedings. In addition, expenses were accrued for severance and relocation costs associated with the Company's decision to consolidate its operations and relocate its headquarters from Ft. Collins, Colorado to Rancho Bernardo, California.

   Sales and marketing expenses for the six months ended June 30, 1999 decreased $646,100 to $584,400 from $1,230,500 during the same period in 1998. This decrease is due to the reduction of cooperative and general print advertising that was required to support retail sales in 1998. The Company's strategic decision to market its mobile dictation recorder to OEM, VAR, and Distributor channels in 1999, significantly reduced its advertising requirements.

   Research and development costs decreased $37,100 to $244,200 for the first half of 1999 from $281,300 for the same period in 1998. A primary reason for this decrease is due to timing delays associated with software and design consultants. These savings offset increased amortization of capitalized software development costs that contributed to increase in research and development costs in the first half of 1998.

   The Company recorded an operating profit of approximately $1,075,100 for the first six months ended June 30, 1999 compared with an operating loss of approximately $1,241,000 for the same period in 1998. The 355% increase in sales and lower operating expenses more than offset the lower gross margin as a percent of sales due to the change in sales strategy.

   Other income (expense) for the six months ending June 30, 1999 showed a loss of $45,100 compared to other income (expense) during the same period last year of $155,000. The primary component of interest expense in 1998 was the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. Other income (expense) in the the first six months of 1999 primarily reflected interest on DIP loans provided by Management and interest on the secured line of credit. After interest expense, the net profit for the six months ended June 30, 1999 was $1,030,000 or $0.16 per share compared to a net loss of $1,396,000 or $0.22 per share for the first half of 1998.


Liquidity and Capital Resources:

   At June 30, 1999, the Company had cash and cash equivalents of approximately $1,385,000. The Company also had working capital deficit of approximately $959,000 at quarter end which is a significant improvement from the working capital deficit of approximately $2,050,400 at December 31, 1998. The primary reason for the increase in working capital is the Company's net profit for the six months ended June 30, 1999 of approximately $1,030,000.

   Cash provided by the Company for operating activities during the six months ended June 30, 1999 was approximately $1,463,400. A primary component of operating cash was the Company's first half net income of $1,030,000 adjusted for non-cash adjustments of depreciation and amortization of approximately ($170,900). The largest source of cash for the period was the decrease in receivables of approximately $1,390,800. Other uses of operating cash for the second quarter include decreases in the Company's prepaid expenses of approximately $114,400 and increases in accrued liabilities of approximately $248,300. Uses of operating cash include the increase in inventories and customer deposits of $165,400 and $65,400, respectively and decreases in account payables of $918,300. Additional uses of cash include $54,100 for the acquisition of tooling and other assets. During the six months ended June 30, 1999, the Company used approximately $260,000 by paying off Debtor in Possession notes provided by Management.

   During the second quarter of 1999, the Company financed its working capital requirements through letters-of-credit from Dragon Systems, Inc. The Company believes that it will have sufficient working capital to finance operations during the third and fourth quarters of 1999 although it may require letters of credit from Dragon or additional short term financing to fund material purchases and operating expenditures.


Seasonality:

   The Company's business has traditionally been skewed toward the fourth quarter. In 1998, 61% of sales occurred in the fourth quarter. However, this was primarily the result of the introduction of the new Digital Voice Recorder commencing with initial pipeline shipments to its primary OEM customer Dragon Systems. These pipeline shipments continued for the first three months of 1999. The Company anticipates that following the initial success and sell through of its product bundled with Dragon software in the first six months of 1999, that second half sales to Dragon will be significantly lower due to a full product pipeline at the wholesale and retail level and increased competition.


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

   The Company also historically records less than 10% of its revenues in Europe and the Middle East. In most countries, the Company sets its sales prices in U.
S. dollars so that any variances are for the purchaser's account. However, if the exchange rate fluctuates between these other currencies and the U. S. dollar, it may have an adverse effect on the Company's sales

Inflation:

      Management believes that inflation has not and will not have a significant impact on its business.

Bankruptcy:

      The Company continues its operations as a Debtor-in -Possession (`DIP'). On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization to the U. S. Bankruptcy Court. On April 21, the Company submitted a new Plan of Reorganization and Disclosure Statement to the Trustee of the U.S. Bankruptcy Court.

      In May, the U.S. Trustee found that the Company's initial Disclosure Statement to be inadequate and requested that the Company file an Amended Disclosure Statement. The Company filed a First Amended Disclosure Statement to accompany its First Amended Plan of Reorganization dated April 21, 1999. The Bankruptcy Court ordered that the hearing to consider the adequacy of the Debtor's First Amended Disclosure Statement originally set for July be reset at the request of the Company.

      The Bankruptcy Court has ordered that the Company file a status report with the Court on the progress of the Debtor and Renaissance Capital of the Creditors Committee in formulating a consensual plan of reorganization on or before September 20, 1999.


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

      On March 2, 1999, the Company filed its initial Plan of reorganization with the United States Bankruptcy Court.

      On April 21, 1999, the Company filed a new Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court.

      On May 14, 1999 the United States Bankruptcy Trustee objected to the adequacy of the Company's Disclosure Statement.

      In June the Company filed its First Amended disclosure statement to the U. S. Bankruptcy Court to accompany the First Amended Plan of Reorganization.

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


                                      VOICE IT WORLDWIDE, INC.
                                       Registrant


Date:      08/13/99
                                     /s/J. Frederick Walters
                                        J. Fredrick Walters
                                        Chairman of the Board of Directors


Date:      08/13/99
                                     /s/John H. Ellerby
                                        John H. Ellerby
                                        Chief Financial Officer