Form 10QSB/A
period 1999-06-30
VOICE IT WORLDWIDE INC
filed 1999-09-10
CIK 103657

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
                                (unaudited)


                                       Three Months Ended                 Six Months Ended
                                            June 30,                           June 30,
                                  ----------------------------      ----------------------------
                                      1998            1999              1998             1999
                                  -----------      -----------      -----------      -----------

Sales - net .................     $   893,570      $ 4,072,209      $ 2,151,547      $ 9,802,239

Cost of sales (Note 11) .....         577,217        2,848,058        1,359,097        7,007,654
                                  -----------      -----------      -----------      -----------
  Gross profit ..............         316,353        1,224,151          792,450        2,794,585

Operating expenses:
  Administrative and general          247,934          380,577          521,683          887,342
  Selling & marketing .......         666,072          277,106        1,230,490          521,141
  Research and development ..         149,950           78,966          281,259          235,434
                                  -----------      -----------      -----------      -----------
     Total operating expenses       1,063,956          736,649        2,033,432        1,643,917
                                  -----------      -----------      -----------      -----------

Net operating profit ........        (747,603)         487,502       (1,240,982)       1,150,668

Other income (expense)
  Adjustment to prepetition
   liabilities (Note 12).....            --           (297,292)              --         (297,292)
  Interest income (expense) .         (77,745)          (9,309)        (155,046)         (45,072)
                                  -----------      -----------      -----------      -----------
                                      (77,745)        (306,601)        (155,046)        (342,364)
                                  -----------      -----------      -----------      -----------
Net income (loss) before
 income tax .................        (825,348)         180,901       (1,396,028)         808,304
Income tax (Note 4) .........               0                0                0                0
                                  -----------      -----------      -----------      -----------

Net income (loss) ...........     $  (825,348)     $   180,901      $(1,396,028)     $   808,304
                                  ===========      ===========      ===========      ===========

Net earnings(loss) per
 common share (Note 7) ......     $     (0.13)     $      0.03      $     (0.22)     $      0.13
                                  ===========      ===========      ===========      ===========

Weighted average number of
 shares outstanding .........       6,466,502        6,466,502        6,466,502        6,466,502
                                  ===========      ===========      ===========      ===========


                            VOICE IT WORLDWIDE, INC.
                                 Balance Sheets



                                             December 31,       June 30,
                                                1998              1999
                                             -----------      -----------
                                                              (unaudited)
                  Assets
Current assets:
 Cash and cash equivalents .............     $   222,339      $ 1,385,028
 Accounts receivable, net of allowance
  $389,093 (1998) and $100,093 (1999) ..       2,388,152        1,368,463
 Other receivables .....................          65,186           35,314
 Inventories (Note 3) ..................       1,509,396        1,654,751
 Prepaid expenses and other current
  assets ...............................         192,564           78,137
                                             -----------      -----------
        Total current assets ...........       4,377,637        4,521,693

Tooling, furniture and office equipment,
 net of accumulated depreciation
 (Note 3) ..............................         195,819          176,672

Other assets-net of accumulated
 amortization (Note 3) (Note 13) .......         270,482          228,258
                                             -----------      -----------
Total assets ...........................     $ 4,843,938      $ 4,926,623
                                             ===========      ===========

  Liabilities and Stockholders' Deficit

Prepetition liabilities secured
  Line of credit  (Note 5) .............     $    88,240      $   104,213

Prepetition liabilities subject to
 compromise (Note 12)
  Accounts payable .....................       1,917,828        2,300,171
  Accrued expenses .....................               0                0
  Notes Payable  (Note 5) ..............       2,450,000        2,450,000
                                             -----------      -----------
                                               4,367,828        4,750,171

Post Petition liabilities
  Accounts Payable .....................       1,373,446          326,611
  Accrued expenses (Note 3) ............         273,078          521,416
  Customer deposits ....................          65,438                0
  Debtor in possession notes ...........         260,000                0
                                             -----------      -----------
                                               1,971,962          848,027

Stockholders' deficit (Note 6):
  Common stock; $.10 par; 20,000,000
   shares authorized; 6,466,502 issued
   & outstanding .......................         646,650          646,650
  Preferred stock, 10,000,000 shares
   authorized; none issued & outstanding               0                0
  Additional paid in capital ...........       6,720,140        6,720,140
  Accumulated deficit ..................      (8,950,882)      (8,142,578)
                                             -----------      -----------
           Stockholders deficit.........      (1,584,092)        (775,788)
                                             -----------      -----------

Total liabilities and stockholders'
 deficit................................     $ 4,843,938      $ 4,926,623
                                             ===========      ===========

                            VOICE IT WORLDWIDE, INC.
                       Statement of Stockholders' Deficit
                                   (unaudited)

                                                                  Additional
                                         Common Stock               Paid-in       Accumulated
                                     Shares         Amount          Capital         Deficit            Total
                                  -----------     -----------     -----------     -----------      -----------
Balance-December 31, 1998 ...       6,466,502     $   646,650     $ 6,720,140     $(8,950,882)     $(1,584,092)

Net profit for the six months
 ended June 30, 1999 ........               0               0               0         808,304          808,304
                                  -----------     -----------     -----------     -----------      -----------

Balance - June 30, 1999 .....       6,466,502     $   646,650     $ 6,720,140     $(8,142,578)     $  (775,788)
                                  ===========     ===========     ===========     ===========      ===========


                            VOICE IT WORLDWIDE, INC.
                            Statements of Cash Flows
                                   (unaudited)

                                              Six Months Ended
                                                   June 30,
                                          -----------------------------
                                              1998             1999
                                          ------------     ------------

Cash flows from operating activities:
 Net income (loss) ..................     $(1,396,028)     $   808,304
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Allowance for discounts and
   bad debts ........................          75,581         (289,000)
  Depreciation and amortization .....         262,097          101,096
  Amortization of deferred loan costs          12,720           16,960
  Changes in current assets and
   liabilities:
   Receivables ......................       2,248,125        1,358,607
   Prepaid expenses .................        (166,524)         114,426
   Inventories ......................        (191,994)        (165,401)
   Customer deposits ................               0          (65,438)
   Accounts payable - pre and post
    petition ........................        (595,966)        (664,492)
   Accrued liabilities - pre and post
    petition ........................        (128,122)         248,339
                                          -----------      -----------
          Cash (used in) provided by
          operating activities.......         119,889        1,463,401
                                          -----------      -----------

Cash flows from investing activities:
 Other assets .......................        (154,538)          (2,582)
 Acquisition of tooling, furniture
  and equipment .....................         (19,636)         (54,103)
                                          -----------      -----------
          Cash used in investing
          activities.................        (174,174)         (56,685)
                                          -----------      -----------

Cash flows from financing activities:
 Draws (payments) on long term
  line-of-credit, net ...............        (619,608)          15,973
 Payments from Debtor in Possession
  notes .............................               0         (260,000)
                                          -----------      -----------
          Cash used in financing             (619,608)        (244,027)
          activities.................
                                          -----------      -----------

  Net increase (decrease) in cash ...        (673,893)       1,162,689

Cash - Beginning of period ..........         867,242          222,339
                                          -----------      -----------

Cash - End of period ................     $   193,349      $ 1,385,028
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



Note 12 - Prepetition Liabilities

     As of December 31, 1998, the Company had recognized $4,367,828 in prepetition liabilities subject to compromise. Claims filed by creditors totaled $5,385,442 as of June 30, 1999. The Company, through its attorneys, is in the process of challenging creditor claims that it does not believe are accurate as part of the bankruptcy process. However, as of June 30, 1999, the Company has increased prepetition liabilities subject to compromise by $382,343, of which $297,292 was expensed in the current year. Management cannot provide an estimate of any future incrases that may result once the challenges are complete.

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

   The change in business strategy implemented in 1998 led to improved revenue and earnings performance for the first six months of 1999. During the first half of 1999, sales increased to $9,802,200 which was 355% higher than the similar period last year. The Company also showed a profit of $808,300 or $.13 per share. Although future periods may not show similar growth, the Company believes that its new strategy is working and intends to pursue it aggressively.

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





Results of Operations:

   The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   -----------------       -----------------
                                    1998        1999        1998       1999
                                   -----       -----       -----       -----
Net sales ..................       100.0%      100.0%      100.0%      100.0%
Cost of sales ..............        64.6        70.0        63.2        71.5
                                   -----       -----       -----       -----
  Gross profit .............        35.4        30.0        36.8        28.5
                                   -----       -----       -----       -----
Operating expenses
  Administrative and general        27.8         9.3        24.2         9.1
  Selling and marketing ....        74.5         6.8        57.2         5.3
  Research and development .        16.8         1.9        13.1         2.4
                                   -----       -----       -----       -----
  Total operating expenses .       119.1        18.0        94.5        16.8
                                   -----       -----       -----       -----
Operating profit (loss) ....       (83.7)       12.0       (57.7)       11.7
Other income (expense), net         (8.7)       (7.5)       (7.2)       (3.5)
                                   -----       -----       -----       -----
Net profit (loss) before
 income tax ................       (92.4)        4.5       (64.9)        8.2
Income tax (benefit) .......         0.0         0.0         0.0         0.0
                                   -----       -----       -----       -----
   Net profit (loss) .......       (92.4)%       4.5%      (64.9)%       8.2%
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

   Cost of sales for the quarter ended June 30, 1999 increased to $2,849,100 or 70.0% of net sales from $577,200 or 64.6% of net sales during the second quarter of 1999. The increase in cost of sales is the result of increased sales volume of mobile digital recorder to Dragon Systems, the leading supplier of voice-to text software in the United States. These OEM sales to Dragon carry a lower gross margin than the personal note recorders that represented the majority of sales in the first six months of 1998. This lower gross margin as a percent of sales is expected to continue in the next quarter.

   General and administrative expenses were $380,500 during the second quarter of 1999 compared with $247,900 for the same period in 1998. As a percent of revenue, these expenses were only 9.3% in 1999 versus 27.8% in 1998. The increase in expenses is primarily due to increased legal, accounting, and banking expenses resulting from the Chapter 11 Bankruptcy filing. Additional expenses were also accrued for severance and relocation as the Company is planning to consolidate its operations in San Diego, California and move out of its Ft. Collins, Colorado headquarters in the third quarter of 1999.

   Sales and marketing expenses for the quarter ended June 30, 1999 decreased $389,000 to $277,100 from $666,100 during the same quarter in 1998. This decrease is primarily due to the reduction in coop and consumer advertising and sales commissions that were required to market personal note recorders to the retail market in 1998. As a result of the change in business strategy to sell through OEM and distributor channels, sales and marketing expenses in 1999 have been greatly reduced. As a percent of net sales, sales and marketing expenses decreased from 74.5% in the second quarter of 1998 to 6.8% in the comparable 1999 period.

   Research and development costs decreased $71,000 to $79,000 for the second quarter of 1999 from $150,000 for the same quarter in 1998. Research and Development costs decreased primarily due to timing delays in consulting and design expenditures for continued development of the Digital Voice Recorder. Third quarter research and development expenses are expected to be significantly higher due to development of a new mobile dictation recorder with USB capability and increased R & D staff. As a percent of net sales, research and development expenses decreased from 16.8% in 1998 to 1.9% in 1999.

   The Company recorded an operating profit of approximately $487,500 for the second quarter ended June 30, 1999 compared with an operating loss of approximately $747,600 for the same quarter in 1998. The compounding effect of a 355% sales increase and lower operating expenses more than offset the increase in cost of sales as a percentage of total sales.

   Other income (expense) for the quarter ending June 30, 1999 showed an expense of $306,600 compared to a net expense of $77,700 during the same period last year. The primary components of other income (expense) in the second quarter of 1999 include interest on the $104,000 secured line of credit and interest on the DIP loans and the adjustment to prepetition liabilities. Second quarter 1998 other income (expense) was primarily comprised of interest expense on the $2.45 million convertible debt entered into the fourth quarter of 1995 and utilization of its line of credit. After other income (expense), net profit for the three months ended June 30, 1999 was $180,900 or $0.03 per share compared to a net loss of $825,300 or $0.13 per share for the second quarter of 1998.


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

   Cost of sales for the first six months ended June 30, 1999 increased to $7,007,600 or 71.5% of net sales from $1,359,100 or 63.2% of net sales during the six months of 1998. The increase in cost of sales was the result of the increased sales volume. The lower gross margin as a percent of sales was the result of 1999 OEM sales of the new digital voice recorder that is compatible with continuous speech, voice-to-text software. These OEM sales carry a lower gross margin than note recorder sales that represented the majority of sales in the first six months of 1998.

   General and administrative expenses increased $365,600 to $887,300 during the first half of 1999 compared with $521,700 for the same period in 1998. As stated previously, this increase in expenses is primarily due to increased legal, accounting, and banking expenses resulting from the Chapter 11 Bankruptcy reorganization proceedings. In addition, expenses were accrued for severance and relocation costs associated with the Company's decision to consolidate its operations and relocate its headquarters from Ft. Collins, Colorado to San Diego, California.

   Sales and marketing expenses for the six months ended June 30, 1999 decreased $709,400 to $521,100 from $1,230,500 during the same period in 1998. This decrease is due to the reduction of cooperative and general print advertising that was required to support retail sales in 1998. The Company's strategic decision to market its mobile dictation recorder to OEM, VAR, and Distributor channels in 1999, significantly reduced its advertising requirements.

   Research and development costs decreased $45,900 to $235,400 for the first half of 1999 from $281,300 for the same period in 1998. A primary reason for this decrease is due to timing delays associated with software and design consultants. These savings offset increased amortization of capitalized software development costs that contributed to increase in research and development costs in the first half of 1998.

   The Company recorded an operating profit of approximately $1,150,700 for the first six months ended June 30, 1999 compared with an operating loss of approximately $1,241,000 for the same period in 1998. The 355% increase in sales and lower operating expenses more than offset the lower gross margin as a percent of sales due to the change in sales strategy.

   Other income (expense) for the six months ending June 30, 1999 showed an expense of $342,364 compared to an expense during the same period last year of $155,000. The primary component of interest expense in 1998 was the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. Other income (expense) in the the first six months of 1999 primarily reflected interest on DIP loans provided by Management and interest on the secured line of credit and adjustments to prepetition liabilities. After interest expense, the net profit for the six months ended June 30, 1999 was $808,300 or $0.13 per share compared to a net loss of $1,396,000 or $0.22 per share for the first half of 1998.


Liquidity and Capital Resources:

   At June 30, 1999, the Company had cash and cash equivalents of approximately $1,180,700. The Company also had working capital deficit of approximately $959,000 at quarter end which is a significant improvement from the working capital deficit of approximately $2,050,400 at December 31, 1998. The primary reason for the increase in working capital is the Company's net profit for the six months ended June 30, 1999 of approximately $808,300.

   Cash provided by the Company for operating activities during the six months ended June 30, 1999 was approximately $1,463,401. A primary component of operating cash was the Company's first half net income of $808,300 adjusted for non-cash adjustments of depreciation and amortization of approximately ($118,100). The largest source of cash for the period was the decrease in receivables of approximately $1,358,607. Other uses of operating cash for the second quarter include decreases in the Company's prepaid expenses of approximately $114,400 and increases in accrued liabilities of approximately $248,300. Uses of operating cash include the increase in inventories and customer deposits of $165,400 and $65,400, respectively and decreases in account payables of $664,492. Additional uses of cash include $54,100 for the acquisition of tooling and other assets. During the six months ended June 30, 1999, the Company used approximately $260,000 by paying off Debtor in Possession notes provided by Management.

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


                                      VOICE IT WORLDWIDE, INC.
                                       Registrant


Date:      09/10/99
                                     /s/J. Frederick Walters
                                        J. Fredrick Walters
                                        Chairman of the Board of Directors


Date:      09/10/99
                                     /s/John H. Ellerby
                                        John H. Ellerby
                                        Chief Financial Officer