Form 10QSB
period 1999-09-30
VOICE IT WORLDWIDE INC
filed 1999-11-12
CIK 103657

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1999

                         Commission File Number: 0-7796



                            VOICE IT WORLDWIDE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Colorado                            83-0203787
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)          Identification Number)


       11031 Via Frontera, Suite B
             San Diego, CA                            92127
        (Address of principal                       (Zip Code)
          executive offices)

                                 (858) 592-6581
              (Registrant's Telephone Number, Including Area Code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X      No  _____


     Number of shares outstanding of the Issuer's Common Stock, as of September 30, 1999 was 6,466,502 shares of the Registrant's common stock $.10 par value.

                      PART I - FINANCIAL INFORMATION
ITEM 1.  Financial
Statements

                            VOICE IT WORLDWIDE, INC.
                            Statements of Operations
                                   (unaudited)

                                      Three Months Ended                  Nine Months Ended
                                         September 30,                       September 30,
                                 ------------------------------      ------------------------------
                                     1998               1999             1998              1999
                                 ------------      ------------      ------------      ------------

Sales - net ................     $    651,296      $    360,919      $  2,802,843      $ 10,163,158
Cost of sales (Note 11) ....          566,139           372,153         1,925,236         7,379,808
                                 ------------      ------------      ------------      ------------
    Gross profit ...........           85,157           (11,234)          877,607         2,783,350

Operating expenses:
    Administrative and
     general ...............          196,351            92,245           718,034           979,587
    Selling & marketing ....          203,580           263,842         1,434,070           784,957
    Research and development          162,551           186,495           443,810           421,955
                                 ------------      ------------      ------------      ------------
        Total operating
         expenses ..........          562,482           542,582         2,595,914         2,186,499

Net operating profit .......         (477,325)         (553,816)       (1,718,307)          596,851

Other Income (Expense):
  Adjustment - Pre-petition
   Liabilities (Note 12) ...             --                --                --            (297,291)
  Interest/other income
   (expense) ...............          (87,371)           92,306          (242,417)           47,234
                                 ------------      ------------      ------------      ------------
        Total other income
         (expense) .........          (87,371)           92,306          (242,417)         (250,057)

Net income (loss) before
 income tax ................         (564,696)         (461,510)       (1,960,724)          346,794
Income tax (Note 4) ........                0                 0                 0                 0
                                 ------------      ------------      ------------      ------------

Net income (loss) ..........     $   (564,696)     $   (461,510)     $ (1,960,724)     $    346,794
                                 ============      ============      ============      ============

Net earnings(loss) per
 common share (Note 7) .....     $      (0.09)     $      (0.07)     $      (0.30)     $       0.05
                                 ============      ============      ============      ============

Weighted average number of
shares outstanding .........        6,466,502         6,466,502         6,466,502         6,466,502
                                 ============      ============      ============      ============

                            VOICE IT WORLDWIDE, INC.
                                 Balance Sheets


                                                                                 (unaudited)
                                                                December 31,     September 30,
                                                                   1998             1999
                                                                -----------      -----------
                                     Assets
Current assets:
 Cash and cash equivalents ................................     $   222,339      $ 1,475,026
 Accounts receivable, net of allowance
  $389,093 (1998) and $56,294 (1999) ......................       2,388,152          154,944
 Other receivables ........................................          65,186          173,296
 Inventories (Note 3) .....................................       1,509,396        1,617,484
 Prepaid expenses and other current
  assets ..................................................         192,564          128,496
                                                                -----------      -----------
          Total current assets ............................       4,377,637        3,549,246

Tooling, furniture and office equipment,
 net of accumulated depreciation
 (Note 3) .................................................         195,819          209,729

Other assets-net of accumulated
 amortization (Note 3) (Note 13) ..........................         270,482          177,331
                                                                ===========      ===========
Total assets ..............................................     $ 4,843,938      $ 3,936,306
                                                                ===========      ===========

                      Liabilities and Stockholders' Deficit

Pre-petition liabilities secured
 Line of credit  (Note 5) .................................     $    88,240      $   104,213
 Pre-petition liabilities subject to
  compromise (Note 12)
 Accounts payable .........................................       1,917,828        2,298,266
 Accrued expenses .........................................               0                0
 Notes Payable  (Note 5) ..................................       2,450,000        2,450,000
                                                                -----------      -----------
                                                                  4,367,828        4,748,266

Post Petition liabilities
 Accounts Payable .........................................       1,373,446         (196,498)
 Accrued expenses (Note 3) ................................         273,078          517,623
 Customer deposits ........................................          65,438                0
 Debtor in possession
  notes ...................................................         260,000                0
                                                                -----------      -----------
                                                                  1,971,962          321,125

Stockholders' equity (Note 6):
 Common stock; $.10 par; 20,000,000
  shares authorized; 6,466,502 issued
  & outstanding ...........................................         646,650          646,650
 Preferred stock, 10,000,000 shares
  authorized; none issued
  & outstanding ...........................................               0                0
 Additional paid in capital ...............................       6,720,140        6,720,140
 Accumulated deficit ......................................      (8,950,882)      (8,604,088)
 Stockholders deficit .....................................      (1,584,092)      (1,237,298)
                                                                -----------      -----------
Total liabilities and
 stockholders' deficit ....................................     $ 4,843,938      $ 3,936,306
                                                                ===========      ===========


                            VOICE IT WORLDWIDE, INC.
                       Statement of Stockholders' Deficit
                                   (unaudited)

                                                        Additional
                                    Common Stock         Paid-in   Accumulated
                                  Shares      Amount     Capital     Deficit             Total
                                ----------  ----------  ----------  -----------       ----------
Balance-December 31, 1998       6,466,502    $646,650   $6,720,140  $(8,950,882)     $(1,584,092)

Net profit for the nine
 months ended September 30
 1999                                   0           0            0      346,794          346,794
                                ----------  ----------  ----------  -----------       ----------

Balance - September 30
 1999                           6,466,502    $646,650   $6,720,140  $(8,604,088)     $(1,237,298)
                                ==========  ==========  ==========  ===========       ==========



                            VOICE IT WORLDWIDE, INC.
                            Statements of Cash Flows
                                   (unaudited)

                                               Nine Months Ended
                                                 September 30,
                                          ----------------------------
                                             1998              1999
                                          -----------      -----------
Cash flows from operating activities:
 Net income (loss) ..................     ($1,960,724)         346,794
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Allowance for discounts and
   bad debts ........................          49,454         (332,799)
  Depreciation and amortization .....         399,457          147,645
  Amortization of deferred loan
   costs ............................          19,080           24,820
  Changes in current assets and
   liabilities:
   Receivables ......................       2,327,250        2,591,328
   Prepaid expenses .................          92,158           64,068
   Inventories ......................        (348,192)        (241,517)
   Customer deposits ................         100,000          (65,438)
   Accounts payable - pre and post
    petition ........................        (327,180)      (1,189,506)
   Accrued liabilities - pre and
    post petition ...................         (97,721)         244,544
                                          -----------      -----------
          Cash provided by operating
           activities ...............         253,582        1,589,939

Cash flows from investing activities:
 Sale of marketable securities ......            --             30,033
 Other assets .......................        (254,497)          (2,700)
 Acquisition of tooling, furniture
  and equipment .....................         (23,136)        (120,558)
                                          -----------      -----------
          Cash used in investing
           activities ...............        (277,633)         (93,225)

Cash flows from financing activities:
 Draws (payments) on long term
  line-of-credit-net ................        (679,901)          15,973
 Payments on Debtor in  Possession
  notes .............................            --           (260,000)
                                          -----------      -----------
          Cash used in financing
           activities ...............        (679,901)        (244,027)
                                          -----------      -----------

Net increase (decrease) in cash .....        (703,952)       1,252,687

Cash - Beginning of period ..........         867,242          222,339
                                          -----------      -----------

Cash - End of period ................     $   163,290      $ 1,475,026
                                          ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest was $93,433 (1998) and $74,265
     (1999).

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

     The statements of operations, balance sheets, stockholders' deficit and cash flows as of September 30, 1999 and 1998 and the periods then ended have not been audited by independent accountants, but in the opinion of the management, reflect all normal recurring adjustments and entries necessary for the fair presentation of the operations of the Company. The results of operations for any quarter, and quarter-to-quarter trends, are not necessarily indicative of the results to be expected for any future period.


Note 2 - Letter of Credit

     At September 30, 1999, the Company had no irrevocable standby letters of credit outstanding. However, from time to time, letters of credit are required by major suppliers.


Note 3 - Selected Balance Sheet Information

                                         December 31,    September 30,
                                             1998             1999
                                         -----------      -----------
                                                          (Unaudited)
Inventories
 Raw materials .....................     $   998,787      $ 1,936,926
 Finished goods ....................       1,596,996          131,175
 Reserve for obsolescence ..........      (1,086,387)        (450,617)
                                         -----------      -----------
                                         $ 1,509,396      $ 1,617,484
                                         ===========      ===========

Tooling, furniture and equipment
 Office furniture and equipment ....     $   258,361      $   333,728
 Tooling and manufacturing equipment         243,556          288,746
                                         -----------      -----------
                                             501,917          622,474
 Less accumulated depreciation .....        (306,098)        (412,745)
                                         -----------      -----------
                                         $   195,819      $   209,729
                                         ===========      ===========

Other assets
 Deferred loan costs - net of
  accumulated amortization of
  $74,199 in 1998 and $99,019
  in 1999                                $   109,194      $    84,373

 Patent costs - net of
  accumulated amortization of
  $177,388 in (1998) and $218,386
  in (1999)                                  111,288           72,991

 Marketable securities - available
  for sale (Note 13)                          50,000           19,967
                                         -----------      -----------
                                         $   270,482      $   177,331
                                         ===========      ===========

                              December 31,     September 30,
                                 1998              1999
                              -----------       -------------
                                                (Unaudited)
Accrued liabilities
 Vacation & 401K               $  39,858        $  35,826
 Advertising                      86,187           30,336
 Warranty                        127,780          165,499
 Commissions                       2,982            5,388
 Interest payable                  5,749                0
 Licensing fee                         0          242,243
 Bonuses                               0           34,856
 Other                            10,522            3,475
                              ----------         --------
                                $273,078         $517,623
                              ==========         ========

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


Note 5 - Long-Term Debt and Line-of-credit

                                                 December 31,     September 30,
                                                    1998              1999
                                                -----------       -------------
                                                                   (Unaudited)

Prepetition-Secured

$100,000  line-of-credit to financial  institution,
 interest at prime rate plus 2.5%,  totaling 10.25%
 at December 31, 1998.  Principal is due March,  31,
 2000.  Borrowings  are  collateralized  by  all
 receivables,   inventory,   investment property,
 equipment and general intangibles.  Pursuant to the
 filing of Chapter 11  reorganization,  a cash
 collateral  agreement  was  signed by both  parties
 agreeing to monthly interest payments on the balance
 outstanding at the date of filing or $2,500, whichever
 is greater.                                            $    88,240    $104,213

Prepetition Liabilities Subject to Compromise

8% convertible debenture,  interest payable monthly,
 convertible into one share of common stock for each
 $0.95 of principal converted. Principal due November 1,
 2002.  Monthly  principal  redemption  of one  percent
 of the then  outstanding balance was to begin in
 November 1998. As of September 30, 1999, no payments
 had been made on the principal balance.                $2,450,000   $2,450,000

Note 6 - Stockholders' Equity

Convertible Debenture

     The Company has issued a $2,450,000 convertible debenture (Note 5).
This debenture is convertible into the Company's common stock at a rate of $0.95 of principal for each share of common stock. Monthly principal redemption of one percent of the then outstanding balance was to begin in November 1998. As of September 30, 1999, no payments had been made on the principal balance. The Company has rejected this convertible debenture as part of its proposed Amended Plan of Reorganization filed October 22, 1999 pursuant to Chapter 11 of the Bankruptcy Code. However, no assurances can be made that the Company's Plan will be accepted. As such, no adjustments have been made to reflect this proposal.

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

     During 1995, the Company completed the sale of 648,880 units of its common stock. In connection with the private placement and the issuance of convertible debt, the Company issued an aggregate total of 38,131 warrants to placement agents. Each warrant entitles the holder to purchase one unregistered share of common stock at any time from June, 1996 through June, 1999 at an exercise price of $2.75 per share. However, with the issuance of warrants pursuant to an employment agreement, the Company lowered the exercise price of these warrants to $1.06 per share. As of September 30, 1999, no options have been exercised.

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

     The Company has rejected all outstanding warrants as part of its amended Plan of Reorganization filed October 22, 1999 pursuant to Chapter 11 of the Bankruptcy Code. However, no assurances can be made that the Company's Plan will be accepted. Therefore, no adjustments have been made that reflect this proposal.

Stock Options

     The Company has reserved a total of 800,000 of its authorized but unissued common stock for stock option plans (the "Plans") pursuant to which officers, directors, employees and non-employees of the Company are eligible to receive incentive and/or non-qualified stock options. Under the terms of the Plans, options are exercisable based on various vesting schedules with an exercise price which equals the market price of the common stock on the date of grant. Through December 31, 1998, the Company had granted (net of cancellations) 426,443 options with various vesting periods and an exercise price of between $.31 and $3.00 per share. As of September 30, 1998, 384,443 granted options are vested with exercise prices ranging from $1.06 to $3.00. However, no options have been exercised.

     As part of its amended Plan of Reorganization filed October 22, 1999 pursuant to Chapter 11 of the Bankruptcy Code, the Company has rejected all outstanding stock options granted pursuant to the 1994 Stock Compensation Plan.

     As of September 30, 1999, the Company has granted 763,700 new incentive and/or non-qualified stock options to officers, directors, employees, and non-employees as part of its post reorganization plan. 677,200 of these shares were issued at an exercise price of $0.19 with an expiration date of January, 13, 2002. 633,700 of these options vested January 13, 1999 and 43,500 options vest on final acceptance of the Company's Amended Plan of Reorganization by the U.S. Trustee. 25,000 options were granted on March 1, 1999 at $0.48 a share with three year vesting. 61,500 shares were granted in the third quarter with prices ranging from $0.30 to $1.00 a share with three year vesting. These options are dependent on the Company's Amended Plan of Reorganization being accepted. However, no assurances can be made that the Company's Plan will be accepted.

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



Note 8 - Letters-of-Credit

     The Company periodically finances the purchase of their raw materials through the assignment of letters-of-credit issued by their largest customer, Dragon Systems, Inc. Dragon issues letters-of-credit to the Company who in turn assigns the letters-of-credit to vendors to prepay the purchase of raw materials used in the turnkey manufacturing process. As of September 30, 1999 there were no outstanding letters-of-credit.


Note 9 - Related Party Transactions

     As of March 31, 1999 the Company held $600,000 in various debtor in possession (`DIP') notes payable to members of the Board of Directors. These loans were approved by the order of the Bankruptcy Court, provide for an interest rate of 10% per annum and qualify as costs and expenses of administration in the bankruptcy proceedings. As of September 30, 1999, these loans and associated accrued interest had been repaid.


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

     On October 22, 1999 the Company filed a new Plan of Reorganization and Disclosure Statement. The proposed new Plan is a cramdown on unsecured creditors and shareholders. This Plan will effectively cancel all equity interests.

     The U.S. Bankruptcy Court judge has scheduled a hearing on December 13, 1999 to review the Debtor's new Plan of Reorganization and the U.S. Trustee's recommendation for Chapter 7 liquidation.

Note 11 - Reclassification

     Certain costs for warranty, manufacturing overhead, and warehouse/shipping expenses have been reclassified as cost of sales expense instead of operating expense in the first nine months of 1998. This change was made to conform to the classification of expenses used in 1999. The change more accurately reflects the proper categorization of these product related expenses.


Note 12 - Prepetition Liabilities

     As of September 30, 1999, the Company had recognized $4,748,266 in prepetition liabilities subject to compromise. Claims filed by creditors totaled $5,385,442 as of the end of the second quarter 1999. The Company, through its attorneys, is in the process of challenging creditor claims that it does not believe are accurate as part of the bankruptcy process. The Company believes that when the challenges are complete liabilities will be somewhat higher.


Note 13 - Sale of Other Assets

     The Company sold marketable securities with a book value of $30,000 in the third quarter of 1999. The Company realized a gain on the sale of these assets of $91,100 during this period. The Company anticipates selling additional shares of these marketable securities in the fourth quarter of 1999.

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

     Until 1998, the Company's products were designed primarily for consumer use and sold through retail channels in the U. S., Canada and Europe. In 1998, the Company began development of a Mobile Dictation recorder designed for professional users and compatible with voice recognition software. The capabilities of the new Mobile Dictation recorder provided the Company with an opportunity to enter significant new markets. During 1998, the Company changed its business strategy to reduce its reliance on the retail market and expand its business through OEM, VAR, and vertical markets. In June 1998, the Company entered into an agreement with Dragon Systems Inc., the leading voice recognition software marketer in the U.S., to supply Mobile Dictation recorders for bundling with Dragon Systems voice recognition software. Shipments to this customer began in October 1998. In April 1999, the Company reported a new two year supply agreement with Dragon which will expire in December 2000. This agreement can be terminated by either party with 180 days notice.

     The change in business strategy implemented in 1998 led to improved revenue and earnings performance for the first nine months of 1999. During the first three quarters of 1999, sales increased to $10,163,200 which was 263% higher than the similar period last year. The Company also showed a profit of $346,800 or $.05 per share.

Future periods may not show similar growth.

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

     The Company continues its operations as a Debtor-in-Possession (`DIP'). On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization dated March 2, 1999 to the United States Bankruptcy Court. On April 21, 1999 the Company submitted a new Plan of Reorganization along with its Disclosure Statement to the U. S. Bankruptcy Court. On October 22, 1999 the Company submitted a new Plan of Reorganization and Disclosure statement. The Company continues to meet its post-petition financial obligations from cash generated from receivables by the Company's primary customer.

Results of Operations:

     The following table sets forth, for the periods indicated, items in the Statement of Operations expressed as a percentage of net sales:

                               Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                                 1998     1999        1998    1999
                                ------   ------      ------  ------
Net sales                        100.0%   100.0%      100.0%  100.0%
Cost of sales                     86.9    103.1        68.7    72.6
                                ------   ------      ------  ------
 Gross profit                     13.1     (3.1)       31.3    27.4
                                ------   ------      ------  ------
Operating expenses
 Administrative and general       30.1     25.5        25.6     9.6
 Selling and marketing            31.3     73.1        51.2     7.7
 Research and development         25.0     51.7        15.8     4.2
                                ------   ------      ------  ------
Total operating expenses          86.4    150.3        92.6    21.5
Operating profit (loss)          (73.3)  (153.4)      (61.3)    5.9
Other income (expense), net      (13.4)    25.5        (8.6)   (2.5)
Net profit (loss) before
 income tax                      (86.7)  (127.9)      (69.9)    3.4
Income tax (benefit)               0.0      0.0         0.0     0.0
                                ------   ------      ------  ------
   Net profit (loss)             (86.7)% (127.9)%     (69.9)%   3.4%
                                ======   ======      ======  ======


     Three Months ended September 30, 1999 compared to Three Months ended September 30, 1998:

     Net sales for the three months ended September 30, 1999 were $360,900 compared to $651,300 for the three months ended September 30, 1998. The decrease in sales were the result of Dragon systems postponing shipments scheduled for the 3rd quarter of 1999 until 2000. As the Company's largest customer, Dragon represented 85% of year to date 1999 revenue. The delay is the result of Dragon having excess inventory due to a full product pipeline and increased competition. The Company's personal note recorder business recorded sales of $198,000 during the period which represented 55% of third quarter revenue. The Company continues its strategy of focusing on OEM, VAR and distributor business as opposed to the retail market that was the emphasis in the first three quarters of 1998. Sales to international markets represented 46% of total revenue in the third quarter.

     Cost of sales for the quarter ended September 30, 1999 decreased to $372,200 or 103.1% of net sales from $566,100 or 86.9% of net sales during the third quarter of 1998. The decrease in cost of sales is the result of the postponement of shipments of mobile digital recorders to Dragon Systems, the leading supplier of voice-to text software in the United States. These OEM sales to Dragon carry a lower product margin than the personal note recorders that represented the majority of sales in the first six months of 1999. But, the low sales volume resulted in the under absorption of the fixed manufacturing overhead.

     General and administrative expenses were $92,200 during the third quarter of 1999 compared with $196,400 for the same period in 1998. As a percent of revenue, these expenses were only 25.5% in 1999 versus 30.1% in 1998. The decrease in expenses is primarily due to lower than expected accrued relocation costs related to the Company's move from its Ft. Collins, Colorado headquarters to Rancho Bernardo, California.

     Sales and marketing expenses for the quarter ended September 30, 1999 increased $60,200 to $263,800 from $203,600 during the same quarter in 1998. This variance is primarily due to increases in public relations and the timing of meetings and show expense during the period. As a percent of net sales, sales and marketing expenses increased to 73.1% in the third quarter of 1999 from 31.3% in the comparable 1998 period, mainly due to the lower third quarter revenue volume.

     Research and development costs increased $23,900 to $186,500 for the third quarter of 1999 from $162,600 for the same quarter in 1998. Research and Development costs increased primarily due to consulting and design expenditures for continued development of the Digital Voice Recorder. Fourth quarter research and development expenses are expected to be significantly higher due to development of a new mobile dictation recorder with USB and form filling capability and increased R & D staff. As a percent of net sales, research and development expenses increased from 25.0% in 1998 to 51.7% in 1999 mainly due to the low third quarter revenue volume.

     The Company recorded an operating loss of approximately $553,800 or the third quarter ended September 30, 1999 compared with an operating loss of approximately $477,300 for the same quarter in 1998. The effect of the 45% sales decrease could not offset slightly lower operating expenses for the period.

     Other income (expense) for the quarter ending September 30, 1999 showed a gain of $92,300 compared to a net loss of $87,400 during the same period last year. The primary components of other income (expense) in the third quarter of 1999 include interest expense on the $104,200 secured line of credit and interest income from money market accounts. The large increase in other income (expense) is due to a gain on the sale of marketable securities of $91,100. Third quarter 1998 other income (expense) was primarily comprised of interest expense on the $2.45 million convertible debt entered into the fourth quarter of 1995 and utilization of a line of credit. After other income (expense), net loss for the three months ended September 30, 1999 was $461,500 or $0.07 per share compared to a net loss of $564,700 or $0.09 per share for the third quarter of 1998.

     Nine Months ended September 30, 1999 compared to Nine Months ended September 30, 1998:

     Net sales for the nine months ended September 30, 1999 were $10,163,200 compared to $2,802,800 for the nine months ended September 30, 1998. Sales for the first three quarters of 1999 increased over 263% due to the change in marketing strategy where the Company began primarily selling its mobile dictation recorder as a bundled product with Dragon Systems voice recognition software. Sales in the first three quarters of 1998 were primarily the result of note recorder sales to retail markets where the Company had experienced significantly declining distribution and sales. Sales to Dragon Systems represented 85% of total sales through September of 1999 while sales to international markets contributed 8% of the Company's revenue.

     Cost of sales for the first nine months ended September 30, 1999 increased to $7,379,800 or 72.6% of net sales from $1,925,200 or 68.7% of net sales during the nine months of 1998. The increase in cost of sales was the result of the increased sales volume. The lower gross margin as a percent of sales was the result of 1999 OEM sales of the new digital voice recorder that is compatible with continuous speech, voice-to-text software. These OEM sales carry a lower gross margin than note recorder sales that represented the majority of sales in the first three quarters of 1998.

     General and administrative expenses increased $261,600 to $979,600 during the first nine months of 1999 compared with $718,000 for the same period in 1998. As stated previously, this increase in expenses is primarily due to increased legal, accounting, and banking expenses resulting from the Chapter 11 Bankruptcy reorganization proceedings. In addition, expenses for severance and relocation costs associated with the Company's decision to consolidate its operations and relocate its headquarters from Ft. Collins, Colorado to San Diego, California contributed to the increased costs.

     Sales and marketing expenses for the nine months ended September 30, 1999 decreased $649,100 (or 45%) to $785,000 from $1,434,100 during the same period in 1998. This decrease is due to the reduction of cooperative and general print advertising that was required to support retail sales in 1998. The Company's strategic decision to market its mobile dictation recorder to OEM, VAR, and Distributor channels in 1999, significantly reduced its advertising requirements.

     Research and development costs decreased $21,800 to $422,000 for the first three quarters of 1999 from $443,800 for the same period in 1998. A primary reason for this decrease is due to timing delays associated with software and design consultants. These savings offset increased amortization of capitalized software development costs that contributed to higher research and development costs in 1998.

     The Company recorded an operating profit of approximately $596,900 for the first nine months ended September 30, 1999 compared with an operating loss of approximately $1,718,300 for the same period in 1998. The 263% increase in sales and lower operating expenses more than offset the lower gross margin as a percent of sales due to the change in sales strategy.

     Other income (expense) for the nine months ending September 30, 1999 showed a loss of $250,100 compared to other expense during the same period last year of $242,400. The primary component of interest expense in 1998 was the interest on the $2.45 million convertible debenture the Company entered into during the fourth quarter of 1995. Additionally, the Company incurred interest expense from utilization of its line-of-credit facility as well as interest paid to one of the Company's vendors for extended payment terms. Other income (expense) in the first nine months of 1999 partly reflected interest on DIP loans provided by Management and interest on the secured line of credit. In addition, the Company recorded an unfavorable increase in prepetition liabilities of $297,300 in the second quarter and a favorable gain on the sale of marketable securities of $91,100 in the third quarter. After interest expense, the net profit for the nine months ended September 30, 1999 was $346,800 or $0.05 per share compared to a net loss of $1,960,700 or $0.30 per share for the first three quarters of 1998.


Liquidity and Capital Resources:

     At September 30, 1999, the Company had cash and cash equivalents of approximately $1,475,000. The Company also had working capital deficit of approximately $1,624,400 at quarter end which is an improvement from the working capital deficit of approximately $2,050,400 at December 31, 1998. The primary reason for the increase in working capital is the Company's net profit for the nine months ended September 30, 1999 of approximately $346,800.

     Cash provided by the Company for operating activities during the nine months ended September 30, 1999 was approximately $1,589,900. A primary component of operating cash was the Company's first nine months net income of $346,800 adjusted for non-cash adjustments of depreciation and amortization of approximately ($160,300). The largest source of cash for the period was the decrease in receivables of approximately $2,591,300. Other sources of operating cash through the third quarter include decreases in the Company's prepaid expenses of approximately $64,100 and increases in accrued liabilities of $244,500. Uses of operating cash include the increase in inventories and customer deposits of $241,500 and $65,400, respectively and decreases in account payables of $1,189,500. Additional uses of cash include $120,600 for leasehold improvements and the acquisition of tooling and other capital assets. Cash was also favorably impacted $30,000 by the sale of marketable securities. During the nine months ended September 30, 1999, the Company used approximately $260,000 by paying off Debtor in Possession notes provided by Management.

     During the second quarter of 1999, the Company financed its working capital requirements through letters-of-credit from Dragon Systems, Inc. The Company believes that it will have sufficient working capital to finance operations during the FOURTH QUARTER of 1999 although this situation could change if the Company's current Plan of Reorganization is approved by the Court or the Creditor's Committee.

Seasonality:

     The Company's business has traditionally been skewed toward the fourth quarter. In 1998, 61% of sales occurred in the fourth quarter. However, this was primarily the result of the introduction of the new Digital Voice Recorder commencing with initial pipeline shipments to its primary OEM customer Dragon Systems. These pipeline shipments continued through the first half of 1999. In the third quarter there were no product shipments to Dragon, the Company's largest customer. The Company anticipates that following the initial success and sell through of its product bundled with Dragon software, fourth quarter sales to Dragon will be also be severely limited due to a full product pipeline at the wholesale and retail level and increased competition. It is anticipated that shipments to Dragon will resume in 2000 as their inventory levels are reduced as a result of holiday sales and the introduction of Dragon's new 4.0 version software.


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

Bankruptcy:

     The Company continues its operations as a Debtor-in -Possession (`DIP'). On March 2, 1999, the Company submitted its initial proposed Plan of Reorganization to the U. S. Bankruptcy Court. On April 21, the Company submitted a new Plan of Reorganization and Disclosure Statement to the Trustee of the U. S. Bankruptcy Court.

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

     The Bankruptcy Court ordered that the Company file a status report with the Court on the progress of the Debtor and Renaissance Capital of the Creditors Committee in formulating a consensual plan of reorganization on or BEFORE SEPTEMBER 20, 1999.

     On October 6, 1999 the United States Trustee applied to the Bankruptcy Court for an order dismissing or converting to a proceeding under Chapter 7 liquidation. The trustee cited unreasonable delay, the inability to effectuate a plan and continuing loss to or diminution of estate and the absence of reasonable likelihood of rehabilitation as reasons for the motion to convert.

     On October 22, 1999 the Company filed a new Plan of Reorganization and Disclosure Statement. The new Plan is proposed as a cramdown on unsecured creditors and shareholders. This Plan will effectively cancel all equity interest.

     The U.S. Bankruptcy Court judge has scheduled a hearing on December 13, 1999 to review the Debtor's new Plan of Reorganization and the U. S. Trustee's application to convert under Chapter 7 liquidation.


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

     On March 2, 1999, the Company filed its initial Plan of reorganization with the United States Bankruptcy Court.

     On April 21, 1999, the Company filed a new Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court.

     On May 14, 1999 the United States Bankruptcy Trustee objected to the adequacy of the Company's Disclosure Statement.

     In June the Company filed its First Amended disclosure statement to the U. S. Bankruptcy Court to accompany the First Amended Plan of Reorganization.

     On October 6, 1999 the United States Trustee applied to the Bankruptcy Court for an order to convert to a proceeding under Chapter 7 liquidation.

     On October 22, 1999 the Company filed a new Plan of Reorganization and Disclosure Statement. The new Plan is proposed as a cramdown on unsecured creditors and shareholders.

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


                                      VOICE IT WORLDWIDE, INC.
                                       Registrant


Date:      08/13/99               /s/ J. Fredrick Walters
                                      J. Fredrick Walters
                                      Chairman of the Board of Directors


Date:      08/13/99               /s/ John H. Ellerby
                                      John H. Ellerby
                                      Chief Financial Officer